Form 10QSB
period 2000-12-31
ESTAFF COM INC
filed 2001-01-17
CIK 1089100

--------------------------------------------------------------------------------
                                  Tarja Morado
                                    PRESIDENT
                                eStaff.com, Inc.
                              24843 Del Prado, #318
                              Dana Point, CA 92629
            (Name and Address of Person Authorized to Receive Notices
          and Communications on Behalf of the Person Filing Statement)
--------------------------------------------------------------------------------
                                 WITH A COPY TO:
                             KARL E. RODRIGUEZ, ESQ
                     34700 Pacific Coast Highway, Suite 300
                           Capistrano Beach, CA 92624
                                 (949) 248-9561
                               fax (949) 248-1688
--------------------------------------------------------------------------------


                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:  0-31467

                     For the Quarter ended December 31, 2000

                                eStaff.com, Inc.

  Nevada                                                              91-1979826
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


  24843  Del  Prado,  Suite  318,  Dana  Point  California,                92629
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  248-1765


The  following  Securities are to be registered pursuant to Section 12(g) of the
Act:


                       Class-A Common Voting Equity Stock

                                   25,435,000

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As of December 31, 2000, the number of shares outstanding of the Registrant's Common Stock was 25,435,000.

                          PART I: FINANCIAL INFORMATION


                         ITEM 1.   FINANCIAL STATEMENTS.

    Attached hereto and incorporated herein by this reference are the following financial statements:

--------------------------------------------------------------------------------
Exhibit                       FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended December 31, 2000.
--------------------------------------------------------------------------------


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A)  PLAN  OF  OPERATION.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Registrant has certain limited need for additional funding, during the next twelve months. We would estimate the maximum need for working and start up capital would not exceed a total of $100,000. We have receivables of $50,000 which we expect to realize in cash within the next three months. Accordingly we would expect to seek additional private placements, not to exceed a second $50,000 within the next twelve months.

     Our $54,499 total assets consist of about $4,499 in cash, and the $50,000 in receivables (see Note 4, of our Audited Financial Statements. We made a related party loan of $50,000, in exchange for some intangible assistance, at a time when our cash was not productive. Although the note which underlay this loan did not provide for interest, the parties intended and have agreed to impute a 5% per annum interest rate to these funds. Management anticipates no difficulty in securing timely repayment, within the next three months.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. eStaff.com, Inc. was organized on April 21, 1999, to become an employee leasing organization. We are currently focusing on raising capital to develop our operations. (See Audited Financial Statements, Note 1(a). Our Financial Statements have been prepared assuming that we will continue as a going concern. We have few assets and no operations, and we are dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to pursue our business operations to create revenues. (See Audited Financial Statements, Note 2.) We are a development stage company as defined in Financial Accounting Standards Board Statement No. 7. We are concentrating substantially all of our efforts in raising capital and defining our business operation in order to generate revenues. (See Audited Financial Statements, Note 3.)

     SELECTED FINANCIAL INFORMATION. The following tabular information summarizes information drawn from our financial statements. We have not launched any operations, and our activities to date have been entirely organizational, and legal and professional in connection with our auditing, preparation and filing of this 1934 Act Registration Statement. Our financial condition is substantially unchanged during the nine months of the current fiscal year. We have incurred legal and professional fees in the nine months of fiscal year 2000, including auditing expenses, in connection with our 1934 Act Registration.

Balance Sheet: . . . . .  December 31   March 31
Selected Information . .         2000       2000
-------------------------------------------------
Cash and Equivalents . .        4,999      4,999
Note Receivable. . . . .       50,000     50,000
Current Assets . . . . .       54,999     54,999
========================  ============  =========
Total Assets . . . . . .       54,999     54,999
========================  ============  =========
Accounts Payable . . . .       13,422          0
Total Liabilities. . . .       13,422          0
========================  ============  =========
Common Stock . . . . . .       25,435     25,425
Paid-in Capital. . . . .       81,440     80,450
Accumulated Deficit. . .      (65,798)   (51,376)
Total Equity . . . . . .       41,077     54,499
========================  ============  =========
Total Liabilities/Equity       54,499     54,499


                                                                                                          Inception
                                                                                                          3/24/99
 Operations. .                                                                                               To
 Third Quarter. . . . . . . . . .               .  Three Months to 12/31        Nine Months to 12/31      12/31/00
                                                  2000              1999         2000         1999         2000
------------------------------------------------------------------------------------------------------------------
Revenues:. . . . . . . . . . . . . .                 0                 0        1,000            0        1,000
Total Expenses . . . . . . . . . . .              (699)          (39,576)     (15,422)     (51,376)     (66,798)
Net (Loss) . . . . . . . . . . . . .              (699)          (39,576)     (14,422)     (51,376)     (65,798)
Net (Loss) Per Share . . . . . . . .           (.00003)           (.0002)      (.0006)      (.002))       (.003)
Weighted Average Shares Outstanding.        25,425,000        21,235,675   25,425,000   21,235,675   24,219,000

                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  CHANGE  IN  SECURITIES.  None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None.

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit                      FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------
00-QF3 Un-Audited Financial Statements for the three months and nine months ended December 31, 2000.
--------------------------------------------------------------------------------


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended December 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  January  16,  2001



                                 ESTAFF.COM, INC

                                       by

                                 /s/Tarja Morado
                                  Tarja Morado
                         sole  initial officer/director

--------------------------------------------------------------------------------
                                 EXHIBIT OO-QF3

                              FINANCIAL STATEMENTS
    UN-AUDITED FINANCIAL STATEMENTS FOR THE THREE MONTHS AND NINE MONTHS ENDED
                               DECEMBER 31, 2000.
--------------------------------------------------------------------------------

                                ESTAFF.COM, INC.
                           BALANCE SHEETS (UNAUDITED)
                         December 31, and March 31, 2000

                                                             December 31,   March 31,
                                                                 2000         2000
                                                             (Unaudited)
-----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       4,499   $    4,499
Note Receivable - Related Party (Note 4) . . . . . . .  $      50,000   $   50,000
-----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . .         54,499       54,499
-----------------------------------------------------------------------------------
TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . .  $      54,499   $   54,499
===================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $      13,422   $        0
-----------------------------------------------------------------------------------
Total accounts payable . . . . . . . . . . . . . . . .         13,422            0
-----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized 100,000,000
   shares; issued and outstanding, 25,435,000 shares
   and 25,425,000 shares respectively. . . . . . . . .         25,435       25,425

Additional paid in capital . . . . . . . . . . . . . .         81,440       80,450

Accumulated Deficit. . . . . . . . . . . . . . . . . .        (65,798)     (51,376)

Total Stockholders' Equity . . . . . . . . . . . . . .         41,077       54,499
-----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . .  $      54,499   $   54,499
===================================================================================

   The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                       STATEMENT OF OPERATIONS (UNAUDITED)
                For the periods ended December 31, 1999 and 2000

                                                                                                   From
                                                                                                Inception on
                                From October    From October    From April       From April       April 21,
                                 1, 2000 to.    1, 1999 to      1, 2000 to      21, 1999 to     1999 through
                                December 31, .  December 31,    December 31,    December 31,    December 31,
                                    2000            1999            2000            1999          2000
------------------------------------------------------------------------------------------------------------
Revenues. . . . . . . . .  $           0   $           0   $       1,000   $           0   $     1,000
------------------------------------------------------------------------------------------------------------
Total Expenses. . . . . .            699          39,576          15,422          51,376        66,798
------------------------------------------------------------------------------------------------------------
Net Loss from Operations.           (699)        (39,576)        (14,422)        (51,376)      (65,798)

Net Income (Loss) . . . .          ($699)       ($39,576)       ($14,422)       ($51,376)     ($65,798)
============================================================================================================
Loss per Share. . . . . .  $    (0.00003)  $    (0.00186)  $    (0.00057)  $    (0.00242)  $  (0.00272)
============================================================================================================
Weighted Average
    Shares Outstanding. .     25,425,000      21,235,675      25,425,000      21,235,675    24,219,000
============================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
             STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)(UNAUDITED)
             For the period from inception of the Development Stage
                    On April 21, 1999, through March 31, 2000
                 And for the nine months ended December 31, 2000

                                                          Additional       Accumulated        Total Stock-
                                 Common        Par          Paid-In           Equity         holders' Equity
                                  Stock       Value         Capital          (Deficit)          (Deficit)

Common Stock issued at inception  15,375,000  $     15,375       ($10,000)  $       0   $           5,375

Common Stock sold for cash . . .  10,050,000        10,050         90,450           0                   0

Net Loss for the period. . . . .           0             0              0     (51,376)                  0
---------------------------------------------------------------------------------------------------------
Balance at March 31, 2000. . . .  25,425,000  $     25,425  $      80,450    ($51,376)  $          54,499

Common Stock issued for services      10,000            10            990           0                   0

Net Loss for the nine months
    ended December 31, 2000. . .           0             0              0     (14,422)                  0

---------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 . .  25,435,000  $     25,435  $      81,440    ($65,798)  $          41,077
=========================================================================================================

   The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                For the periods ended December 31, 1999 and 2000

                                                                               From
                                                                           Inception on
                                                                             April 21,
                                                       For the periods    .1999 through
                                                      ended December 31,   December 31,
                                                      2000        1999         2000
---------------------------------------------------------------------------------------
Net Loss. . . . . . . . . . . . . . . . . .       ($14,422)   ($51,376)   ($65,798)
---------------------------------------------------------------------------------------
Adjustments: Stock for services . . . . . .  $       1,000   $   5,375   $   6,375
---------------------------------------------------------------------------------------
Net cash from operating activities. . . . .       ($13,422)   ($46,001)   ($59,423)
---------------------------------------------------------------------------------------
Cash paid for note receivable-Related Party  $           0   $       0    ($50,000)
---------------------------------------------------------------------------------------
Net cash (used) by investing activities . .  $           0    ($50,000)   ($50,000)
---------------------------------------------------------------------------------------
Issued common stock for cash. . . . . . . .              0   $ 100,500   $ 100,500
---------------------------------------------------------------------------------------
Net cash from increase in accounts payable.  $      13,422   $       0   $  13,422
---------------------------------------------------------------------------------------
Net cash provided by financing activities .  $           0   $       0   $ 113,922
---------------------------------------------------------------------------------------
Net increase (decrease) in cash . . . . . .              0       4,499       4,499

Cash beginning of period. . . . . . . . . .  $       4,499   $       0   $       0
---------------------------------------------------------------------------------------
Cash end of period. . . . . . . . . . . . .  $       4,499   $   4,499   $   4,499
=======================================================================================

   The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


NOTES  TO  FINANCIAL  STATEMENTS

eStaff.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the nine months ended December 31, 2000, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended March 31, 2000.

UNAUDITED  INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.