Form 10KSB
period 2001-03-31
ESTAFF COM INC
filed 2001-06-29
CIK 1089100

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-31467

                        For the Year ended March 31, 2001

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

Securities  registered pursuant to Section 12(g) of the Act:     Common Stock at
$0.001  par


Yes[x] No[] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[] (Indicate by check mark whether if disclosure of delinquent filers ( 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As  of  May  31,  2001:

     the number of shares outstanding of the Registrant's Common Stock was 25,435,000.

     there currently is no public trading or market value for our common equity voting stock.

     Issuer's  revenues  for  its  most  recent  fiscal  year  end:  None


                        Exhibit Index is found on page 12

PART  I                                                                        3

Item  1.  Description  of  Business                                            3
      (a)  Historical  Information                                             3
      (b)  The  Business  of  Registrant  and  Its  Subsidiaries               3

Item  2.  Description  of  Property                                            5

Item  3.  Legal  Proceedings                                                   6

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          6

PART  II                                                                       6

Item  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Market  Information                                                 6
      (b)  Holders                                                             6
      (c)  Dividends                                                           6
      (d)  Sales  of  Unregistered  Common  Stock                              6

Item  6.  Management's  Discussion  and  Analysis  or Plan of Operation        6
      (a)  Plan  of  Operation                                                 6
      (b)  Discussion and Analysis of Financial Condition and Results of
           Operations                                                          7
      (c)   Future  Prospects                                                  8

Item  7.  Financial  Statements                                                9
      (a)  Audit  Committee                                                    9
      (b)  Financial  Statements                                               9

Item  8.  Changes  In  and  Disagreements  With  Accountants
          on  Accounting  and  Financial  Disclosure                           9

PART  III                                                                      9

Item  9.  Directors  and  Executive  Officers,  Promoters  and  Control Persons;
     Compliance  with  Section  16(a)  of  the  Exchange  Act                  9

Item  10.  Executive  Compensation                                            10

Item  11.  Security Ownership of Certain Beneficial Owners and Management     10

Item  12.  Certain  Relationships  and  Related  Transactions                 11

Item  13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K   12
      (a)  Exhibits                                                           12
      (b)  Form  8-K  Reports                                                 12
      (c)  Financial  Statements                                              12

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.


 (A) HISTORICAL INFORMATION. This Corporation eStaff.com, Inc. (formally, "the Registrant") was duly incorporated in Nevada on April 21, 1999. We elected a fiscal year ending of March 31. On April 21, 1999, 15,000,000 Founder's Shares were issued to B&V Union Technologies, Inc., 50th Street & Elvira Mendez Street, El Ejecutivo Building, Republic of Panama, Province of Panama, and 375,000 shares were issued to two additional non-affiliate founders. These shares were issued for organizational services, valued at $5,375. On June 1, 1999, we issued 10,050,000 shares of common stock to eight accredited and/or highly sophisticated investors, at $0.10 per share, all of whom had subscribed and paid before that date. Only three of the placements qualified for Rule 504. The reason for this distinction arises from amendments to the Rule which became effective April 7, 1999. Investors who subscribed and paid before that date qualified for Rule 504. Those who subscribed or paid on or after that date did not so qualify. On June 1, 2000, we issued 10,000 shares to our Sole Officer and Director, for organizational services valued at $1,000.00. As a result we have 25,435,000 shares of common stock issued and outstanding.

     Our currently reporting fiscal year began April 1, 2000 and ended March 31, 2001.


 (B) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. We have engaged in the business of employee leasing pursuant to which the Registrant and a client company agree that we will become the employer of record for the client company's employees. As the employer of record, we assume all payroll obligations and certain employee benefits administration for our clients such as payroll preparation, payment of payroll taxes, maintaining employee health insurance and related benefits (for example, life insurance programs and pension plans) and workers' compensation reporting, while allowing the client to retain management control of the employees, including supervision, hiring and firing, job description and salary determinations. We have recently begun minimal operations locally, and have enjoyed our first revenues. These first revenues are barely material and are not indicative of future results.

     OPERATIONS. Our operating plan is to acquire our client's employees and then lease the employees back to the client. We would then be the employer responsible for paying the employees' salaries and payroll taxes, providing certain employment benefits and assuming other administrative, personnel and human resources related functions. In general, employee leasing seeks to remove the administrative responsibilities resulting from the employee-employer relationship, thereby increasing the time available to the employer to operate its business. We note that our initial operations consist of payroll services, and that we have not yet acquired any employees as employees of our own.

     An advantage of employee leasing may be economies of scale. Since we would have a large number of employees on our payroll, exposure relating to workers' compensation, health insurance and unemployment insurance may be spread over numerous employees, thereby potentially reducing our assigned rates below rates for smaller companies. Moreover, as the number of our employees increases, payroll and benefits administration are reduced, providing additional cost savings to the client.

     In full launch mode, We will determine our fees for services rendered by adding a profit margin to the client's estimated payroll, including workers' compensation, federal and state unemployment taxes, FICA, check processing and costs of funds and benefits. Our operations have not reached full-launch mode as of this report.

     BENEFITS PROGRAMS. One of the principal advantages of employee leasing is the ability of the leasing company to obtain employee benefits at rates not available to small firms. We intend to offer comprehensive benefits programs to our employees which include (i) health, hospital, major medical, life, accidental death and disability insurance, as well as health, hospital and other medical services through preferred provider organizations and health maintenance organizations; (ii) dental insurance; (iii) prescription card services; (iv) vision care; (v) short-term and long-term disability plans; (vi) life insurance; and (vii) retirement plans.

     WORKERS' COMPENSATION PROGRAM. Each state provides a statutory workers' compensation system under which an employer is required to provide its employees with medical care and other specified benefits for injuries or illnesses incurred in the course of employment. Under workers' compensation laws, an injured employee receives fixed awards set forth in the workers' compensation law against the employer. The employer's obligation to pay such compensation does not depend on the negligence or lack of negligence on the part of the employer and exists even for injuries that result from the negligence or wrongs of another person, including the employee. The claims process prescribed under workers' compensation laws is designed to eliminate common lawsuits against the employer, thus avoiding time-consuming and costly litigation wherein both employee and employer suffer losses.

     If requested by the client to do so, we will provide its employees with full workers' compensation insurance coverage. In this regard, we have implemented procedures to contain the costs of its workers' compensation insurance coverage. Our policy will be to review the prior loss experience and safety record, premium payment and credit history, operations and employee classification of clients to determine appropriate premiums. We will periodically review claims experience and costs to determine if premium adjustments are needed. There can be no assurance that any workers' compensation insurance policies we may obtain will be renewed or replaced upon termination. Although some clients may experience cost savings by using our services in connection with workers' compensation insurance, it is also possible that our claims experience may be less favorable and therefore coverage might be more expensive to the client than if the client obtained its own coverage. Moreover, the Arizona Legislature is considering legislation which would eliminate any cost savings previously offered by employee leasing companies by requiring employees to be rated according to their immediate employer's claims history rather than that of the employee leasing company. Similar legislation may be considered by other states.

     MARKETING. We intend to market services through three marketing employees, two of whom will receive salaries and commissions and one who will receive a salary. These employees will seek clients through telephone marketing calls, personal sales presentations and referrals from other clients. We will also market services through our web site on the Internet. We will also market services through marketing agreements with independent contractors, who will be authorized by us to market its employee leasing programs. The independent contractor will not be granted credit authority by us and will not have an ownership interest in our business but will receive a quarterly commission based on gross payroll sold. The independent contractor will be responsible for his or her own operating expenses such as rent, hiring outside salespersons, permanent staff salaries, telephone, travel, entertainment, training and other expenses. Generally, an independent contractor agreement provides for termination by either party upon 10 days prior written notice. We currently contemplate having agreements with three independent contractors. The independent contractors will market our employee leasing services in a similar manner to the Registrant's own marketing personnel.

     COMPETITION The employee leasing business is characterized by rapid growth and intense competition among the over 1,300 employee leasing companies in the United States. While price is still the principal competitive factor, service and the coverage and quality of benefits programs are important ancillary competitive considerations. We will incur direct competition from numerous employee leasing firms, some of which have greater resources, greater assets and larger marketing staffs than we. We also compete with payroll processing firms, insurance companies and financial institutions which provide some of the services we intend to offer its clients.

     We believe that our prices will be consistent with prices of our competitors and that our service and benefits programs will be equal or superior to those of our competitors.

     GOVERNMENT REGULATION. We will be subject to regulation by local, state and federal agencies pertaining to a wide variety of labor related laws. Generally, these laws prohibit race, age, sex, disability and religious discrimination, mandate safety regulations in the work place, set minimum wage rates and regulate employee benefits. Compliance with these laws and regulations is time consuming and expensive. We believe it will be in compliance with all applicable laws and regulations.

     In order to ensure compliance with federal, state and local legislation, both current and proposed, we subscribe to various publication services and retain counsel with expertise in various areas of labor law and taxation. These law firms and publications, as well as our insurers, advise us on a continual basis as to compliance with current and proposed regulations. Compliance will be monitored through our benefits department.

     As a result of the business failure of a number of employee leasing companies, at least five states (Arkansas, Florida, Maine, Texas and Utah) have passed laws that regulate employee leasing companies, and at least seven states are considering such regulation. Such laws vary from state to state but generally provide for monitoring employee leasing companies with respect to fiscal responsibility. Such laws are not expected to impact us, except that compliance with the reporting requirements of the laws may be time consuming and expensive.

     REPORTING UNDER THE 1934 ACT. Following the effectiveness of this 1934 Act Registration of our common stock, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is Audited Financial Statements prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, containing audited or un-audited financial statements, and reporting other material events. Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any events may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes require aggressive current reporting. All reports are filed and become public information.

     NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have one Officer and Director.

(C) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(D)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.


                        ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property at the present time. Intrepid International, Ltd., has been engaged to provide corporate consultation and management services, to coordinate our auditing relationship, and to secure and provide legal and professional services, for us, as well as the non-allocated and non-exclusive use of its offices, and staff. Intrepid bills us on a time/fee basis, at pre-established rates, no less favorable to us that commercially available from other potential providers. More information about Intrepid is provided in Item 12 of Part III (Relationships and Transactions).


                           ITEM 3.  LEGAL PROCEEDINGS.

     There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.


 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ( Common Stock ). Our Common Stock is not presently quoted Over-the-Counter on the Bulletin Board ( OTCBB ) or the NQB Pink Sheets or otherwise. To the best of our knowledge and belief, our shares have never been traded in a brokerage transaction.

 (B) HOLDERS. Management calculates that the number of holders of the Company's Common Stock, as of March 31, 2001, was 12.

 (C) DIVIDENDS. We have not paid any cash dividends on our Common Stock, and do not anticipate paying cash dividends on our Common Stock in the next year. We anticipate that any income generated in the foreseeable future will be retained for the development and expansion of our business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, the financial condition of the Company and other factors that the Board of Directors may deem relevant.

 (D) SALES OF UNREGISTERED COMMON STOCK. On June 1, 2000, we issued 10,000 shares to our Sole Officer and Director, for organizational services valued at $1,000.00.


     ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.


 (A)  PLAN  OF  OPERATION.

      (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We have certain limited need for additional funding, during the next twelve months. We would estimate the maximum need for working and start up capital would not exceed a total of $200,000. We have revised our estimate of required funding upward from the amounts estimated in our Form 10-SB Registration Statement. Accordingly we would expect to seek additional private placements, not to exceed $200,000 within the next twelve months. This cash is necessary to enter our full-launch mode, in which we would acquire our clients' employees and lease them. Until such time, we would continue to operate as a payroll service firm, without acquiring our clients' employees as our own.

      (2)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

      (3)  EXPECTED  PURCHASE  OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

      (4) EXPECTED SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None at this time.


 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      (1) FINANCIAL CONDITION. The following tabular information summarizes information drawn from our financial statements. We have not launched full operations, and our activities to date have been primarily organizational, and legal and professional in connection with our auditing, preparation and filing of periodic reports. Our financial condition is substantially unchanged during the past fiscal year. We have incurred legal and professional fees in the fiscal year ended March 31, 2001, including auditing expenses, in connection with our 1934 Act Registration.


Balance Sheet: . . . . .    March 31   March 31
Selected Information . .      2001       2000
----------------------------------------------
Cash and Equivalents . .     4,499      4,499
Note Receivable. . . . .         0     50,000
                          ---------  ---------
 Current Assets. . . . .     4,499     54,499
                          ---------  ---------
Total Assets . . . . . .     4,499     54,499
                          =========  =========
Accounts Payable . . . .         0          0
                          ---------  ---------
 Total Liabilities . . .         0          0
                          ---------  ---------
Common Stock . . . . . .    25,435     25,425
Paid-in Capital. . . . .    81,440     80,450
Accumulated Deficit. . .  (102,376)   (51,376)
                          ---------  ---------
  Total Equity . . . . .     4,499     54,499
                          ---------  ---------
Total Liabilities/Equity     4,499     54,499
                          =========  =========


     Our independent auditor has indicated the following material information in notes to our financial statements:

     (Note 2-Going Concern) The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenues.

     (Note 3-Development Stage Company) The Company is a development stage company as defined in Financial Accounting Standards Board Statement 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate operating revenues.

      (2) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. eStaff.com, Inc. was organized on April 21, 1999, to become an employee leasing organization. We are currently focusing on raising capital to develop our operations. (See Audited Financial Statements, Note 1(a). Our Financial Statements have been prepared assuming that we will continue as a going concern.

We have few assets and only minor initial operations, and we are dependent upon financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to pursue our business operations to create revenues. (See Audited Financial Statements, Note 2.) We are a development stage company as defined in Financial Accounting Standards Board
Statement No. 7. We are concentrating substantially all of our efforts in raising capital and defining our business operation in order to generate revenues. (See Audited Financial Statements, Note 3.)

     It is not likely that we will move to full-launch operations before we obtain the required funding, and unlikely that we will achieve our funding goals until and unless our common shares achieve quotability on the OTCBB (Over-The-Counter Bulletin Board) or NQB Pink Sheets.

     Our previous year's $54,499 total assets included $50,000 in receivables (see Note 4, of our Audited Financial Statements. We made a related party loan of $50,000, in exchange for some intangible assistance, at a time when our cash was not productive. The note was charged off as of the end of our current year.


                                For the       For the        Inception
                                 Year          Year          April 17,
                                 ended         ended         1999 to
                                March 31.     March 31       March 31
 Operations . . . . . . .         2001          2000          2000
 Selected Information
Revenues: . . . . . . . .  $     1,000   $     1,000   $     1,000
                           ------------  ------------  ------------
 Total Revenues . . . . .        1,000         1,000         1,000
-------------------------------------------------------------------
General & Administrative.       (2,000)      (51,376)      (53,376)
                           ------------  ------------  ------------
 Total Expenses . . . . .       (2,000)      (51,376)      (53,376)
-------------------------------------------------------------------
 Operating Income . . . .       (1,000)      (50,376)      (52,376)
---------------------------------------  ------------  ------------
Other Income (expense). .      (50,000)            0       (50,000)
-------------------------------------------------------------------
 Total Other Expense. . .      (50,000)            0       (50,000)
-------------------------------------------------------------------
Net Income (Loss)
===================================================================
Net (Loss). . . . . . . .      (51,000)      (51,376)    (102,376))
===================================================================
Net Loss per share. . . .          (00)          (00)          (00)
-------------------------------------------------------------------
Weighted average shares .   25,430,000    22,479,545    23,954,772
outstanding
===================================================================



     Our general expenses have been directed to our Form 10-SB (1934 Act Registration of our common stock) and our application for submission to OTCBB (Over-The-Counter Bulletin Board). Although we show the $50,000 loan as charged off, it is management's opinion that we did receive value for that expense in assistance preparing our 1934 Act Registration.


 (C) FUTURE PROSPECTS. We are a start-up company with minimal operations to date. Upon achieving required funding we would begin our full-launch operation.

     CAUTIONARY STATEMENT. There can be no assurance that we will be successful in raising capital through private placements or otherwise. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.


                         ITEM 7.  FINANCIAL STATEMENTS.


 (A) AUDIT COMMITTEE. The Audit Committee of this Corporation for this fiscal year consists of the our Board of Directors. Management is responsible for our internal controls and the financial reporting process. Our independent auditor is responsible for performing an independent audit of our financial statements in accordance with generally accepted accounting standards and to issue a report thereon. It is the responsibility of our Board of Directors to monitor and oversee these processes. In this context the Committee has met and held discussions with management and the independent accountants. Management recommended to the Committee that our financial statements were prepared in accordance with generally accepted accounting principles, and the Committee has reviewed and discussed the financial statements with Management and such independent accountants, matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees). Our independent accountants also provided to the Committee the written disclosures required by Independence Board Standard No. 1 (Independent Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

     Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended March 31, 2001 be included and filed with the Securities and Exchange Commission.


 (B) FINANCIAL STATEMENTS. Audited Financial Statements for years ended March 31, 2001, 2000, and from inception, are provided as Exhibit AFK-01, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein. Our Balance Sheet and Statement of Operations have been substantially reproduced in the preceding Item 6 and discussed therein.


             ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III


    ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following person is our Sole Initial Officer/Director, having taken office from the inception of the Registrant, to serve until her successor might be elected or appointed. The time of the next meeting of shareholders has not been determined.

     Tarja Morado (age 30), our Sole Initial Officer and Director since inception, has spent the last several years acquiring extensive IT skills, as well as in-depth knowledge in platforms such as Sun Solaris, Unix, and a variety of Internet based development systems. During the previous four years, she has served in a subordinate capacity assisting others in the planning of businesses going from private corporations into the public marketplace. She held the position of Office Administrator for Lew Lieberbaum & Co., Inc. Dallas, Texas, where she was responsible for the day to day business operations of the branch as well as the daily, weekly, monthly reports. We are her first venture as a principal in corporate development.


                        ITEM 10.  EXECUTIVE COMPENSATION.

     There is no present program of executive compensation, and no plan of compensation is expected to be adopted or authorized before we achieve revenues. Our Sole Officer/Director has been issued 10,000 shares of our common stock, for services valued at $1,000.00, or $0.10 per share, pursuant to Section 4(2) of the Securities Act of 1933. The issuance was made June 1, 2000.

     The following information is provided as to the billings and payments to our principal management consultant Intrepid International, Ltd.


date . .  fees       costs      total           (paid)  balance
--------  ---------  ---------  ---------  -----------  ----------
7/12/00.          0          0       0.00  $ 23,795.97  -23,795.97
12/31/00  $6,752.50  $5,945.48  12,697.98            0  -11,097.99
4/03/01.   1,968.75     545.88   2,514.63            0   -8,583.36
------------------------------------------------------------------
4/30/01.   8,721.25   6,491.36  15,212.61    23,795.97   -8,583.36
==================================================================


     We had reported, for previous years, a $50,000 loan by us (made to Oasis Entertainment, for motion picture production), a loan which we have charged off, and which we have indicated was associated with valuable assistance, by its counsel at its expense, in preparing our legal documents for filing and submission. Oasis is a related party to Intrepid International, Ltd.

     This disclosure is made to reflect the true cost of doing business. Please refer to Item 12 of this Part III, Relationships and Transactions, for more information and disclosure about Intrepid International, Ltd., our principal management consultant.


    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 (A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS. To the best of Registrant's knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information. The Registrant has only one class of stock; namely Common Stock.

 (B) SECURITY OWNERSHIP OF MANAGEMENT. To the best of Registrant's knowledge and belief the following disclosure presents the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed one hundred percent of some or any classes. Please refer to explanatory notes if any, for clarification or additional information.

             The Remainder of this Page is Intentionally left Blank

                                    TABLE A/B
                                  COMMON STOCK
                 OFFICERS AND DIRECTORS AND OWNERS OF 5% OR MORE

                                           Actual
 Name and Address of Beneficial Owner .   Ownership     %
------------------------------------------------------------
Tarja Morado
Sole Initial Officer/Director
24843 Del Prado, Suite 318,
Dana Point, CA 92629. . . . . . . . . .      10,000     0.04
                                         ----------  -------
All Officers and Directors as a Group .      10,000     0.04
                                         ----------  -------
B&V Union Technologies, Inc. (1)
50th Street & Elvira Mendez Street
El Ejecutivo Building
Republic of Panama, Province of Panama.  15,000,000    58.97

Carol Jean Gehlke, Trustee. . . . . . .   2,500,000     9.83
Carol Jean Gehlke Living Trust dtd
2/11/93
210 Lille Lane #317
Newport Beach CA 92663-2694

Brian Hall. . . . . . . . . . . . . . .   1,500,000     5.90
#8 Emeraude Way
Aliso Viejo CA 92656

Thomas Felber . . . . . . . . . . . . .   2,500,000     9.83
Linda Felber
1950 Oak Hills Dr.
Colorado Springs CO 80919

Total Other 5% Owners . . . . . . . . .  21,500,000    84.53
                                         ----------  -------
TOTAL ALL AFFILIATES AND 5% OWNERS. . .  21,510,000    84.57
                                         ===================
Total Shares Issued and Outstanding . .  25,435,000   100.00
                                         ===================


 (1) The Officers, Directors and persons with dispositive control of B&V Union Technologies, Inc. are Javier Adan Rivera Fernandez, President, Mario Gaytan Protillo, Treasurer, and Vilma Alicia Morales, Secretary.


            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our principal consultant, Intrepid International, Ltd. is a provider of corporate services to us and bills us regularly on a time-fee basis no less favorable to us that could be obtained commercially from unrelated third parties. Intrepid does not provide services for commissions based upon the success or failure of any corporate program, and Intrepid is not a fund-raiser or a source of capital financing. The principal focus and benefit of the services offered by Intrepid are not its client's capital formation nor fund raising activities, but the refinement of client's business plan, analysis of its corporate structure, evaluation of its current filing status and filing responsibilities, currency and accuracy of financial information and auditability or status of current and past audits and audit procedures, to assist managers in making the conceptual and procedural transitions imposed upon Officers and Directors, with respect to shareholders, shareholder rights, and maintenance of the kinds current public information necessary to position a company to consider public trading of its existing securities, and to maintain its impeccability as a publicly trading company if and when its securities are exposed to the public markets. Accordingly, the mission of Intrepid is to assist us in avoiding costly mistakes and pitfalls in corporate management, going public, being public, and in handling the various different relationships with professionals and the public which are appropriate, practical, efficient and cost-effective in managing ourself as a public corporation. Intrepid is not a broker-dealer, and not shareholder of our corporation.

     Kirt W. James, and J. Dan Sifford, Jr., are the executive officers of Intrepid. All management services are presently provided as a part of Intrepid's services and billings. These gentlemen are also affiliates of Oasis Entertainment, Ltd. to whom we loaned $50,000 and received valuable services of its counsel, in exchange. This loan has been charged off as an expense.


     ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


 (A)  EXHIBITS.  The  following  exhibits  may  be found as exhibits to our Form
10-SB

     TABLE  CATEGORY  EXHIBIT  TABLE  #  DESCRIPTION  OF  EXHIBIT

     [3]   Articles/Certificates  of  Incorporation,  and  By-Laws

          (3.1)  Articles  of  Incorporation

          (3.2)  By-Laws  Exhibit  Box  B:  Other  Exhibits  OFF

 (B)  FORM  8-K  REPORTS.  None.

 (C) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended March 31, 2001, and 2000, and from inception. Please see Exhibit AFK-01.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  June  29,  2001     ESTAFF.COM,  INC

                                       by

                                /s/Tarja Morado
                                  Tarja Morado
                          sole initial officer/director

                                       12


--------------------------------------------------------------------------------
                                 EXHIBIT AFK-01

                          AUDITED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED MARCH 31, 2001, AND 2000
                               AND FROM INCEPTION
--------------------------------------------------------------------------------

                                       13


--------------------------------------------------------------------------------
                                ESTAFF.COM, INC.

                          (A Development Stage Company)

                              Financial Statements

                             March 31, 2001 and 2000
--------------------------------------------------------------------------------

                                   CONTENTS

Independent  Auditors'  Report                                         16

Balance  Sheet                                                         17

Statements  of  Operations                                             18

Statements  of  Stockholders'  Equity                                  19

Statements  of  Cash  Flows                                            20

Notes  to  the  Financial  Statements                                  21 - 23

                          Independent Auditors' Report

To  the  Board  of  Directors
and  Stockholders  of
EStaff.com,  Inc.

We have audited the accompanying balance sheets of EStaff.com, Inc. (a development stage company) (a Nevada corporation) as of March 31, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 21, 1999 through March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EStaff.com, Inc. as of March 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended and from inception on April 21, 1999 through March 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has little operating capital, no revenues and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
May  18,  2001

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets

                                          March  31,     March  31,
                                            2001            2000
-----------------------------------------------------------------------
ASSETS
Current  Assets
    Cash                             $      4,499          $     4,499
    Note  receivable-  related  party           0               50,000
----------------------------------------------------------------------
      Total  Current  Assets                4,499               54,499
----------------------------------------------------------------------
      Total  Assets                  $      4,499         $     54,499
======================================================================
LIABILITIES  &  STOCKHOLDERS'  EQUITY
Current  Liabilities
     Total  Current  Liabilities     $          0         $          0
----------------------------------------------------------------------
Stockholders'  Equity
Common stock, par value
$.001; 100,000,000
shares authorized, 25,435,000
and 25,425,000
shares issued and outstanding              25,435               25,425
Additional  paid-in  capital               81,440               80,450
Deficit accumulated during
the development stage                    (102,376)             (51,376)
----------------------------------------------------------------------
        Total  Stockholders'  Equity        4,499               54,499
----------------------------------------------------------------------
 Total Liabilities and
 Stockholders' Equity                $      4,499          $    54,499
======================================================================

    The accompanying notes are an integral part of these financial statements

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations


                                                                        From
                                                                    Inception on
                                  For  the  Year   For  the  Year     April  21,
                                      Ended            Ended          1999  to
                                    March  31        March  31       March  31
                                      2001            2000             2001
--------------------------------------------------------------------------------

Revenue                         $       1,000    $           0     $      1,000
                                -----------------------------------------------
Expenses
   General  &  administrative           2,000           51,376           53,376
                                -----------------------------------------------
Total  expenses                         2,000           51,376           53,376
                                -----------------------------------------------
Operating  income  (loss)              (1,000)         (51,376)         (52,376)
                                -----------------------------------------------
Other  income  (expense)
    Bad  debt  expense                (50,000)               0          (50,000)
                                -----------------------------------------------
Total  other  income  (expense)       (50,000)               0          (50,000)
                                -----------------------------------------------
Net  income  (loss)             $     (51,000)     $   (51,376)    $   (102,376)
                                ===============================================
Net income (loss) per share     $        (.00)     $      (.00)    $       (.00)
                                ===============================================
Weighted  average
     outstanding  shares           25,430,000       22,479,545       23,954,772
                                ===============================================

    The accompanying notes are an integral part of these financial statements

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period April 21, 1999 (Inception)
                             through March 31, 2001

                                                                                    Deficit
                                                                                  Accumulated
                                                                 Additional        During  the
                                       Common  Stock               Paid-In        Development
                                   Shares          Amount          Capital           Stage
-----------------------------------------------------------------------------------------------
Balance at inception April 21, 1999             0      $          0    $         0    $       0

Common stock issued for services
at $.00035 per share                   15,375,000            15,375        (10,000)           0

Common stock issued for
cash at $.01 per share                 10,050,000            10,050         90,450            0

Net  loss  for  the  year  ended
    March  31, 2000                             0                 0              0      (51,376)
------------------------------------------------------------------------------------------------
Balance  March  31,  2000              25,425,000            25,425         80,450      (51,376)

Common stock issued for services
at $.10 per share                          10,000                10            990            0

Net  loss  for  the  year  ended
     March 31, 2001                             0                 0              0      (51,000)
------------------------------------------------------------------------------------------------
Balance  March  31,  2001              25,435,000     $      25,435   $     81,440   $ (102,376)
================================================================================================
    The accompanying notes are an integral part of these financial statements

                               ESTAFF.COM,  INC.
                       (A  Development  Stage  Company)
                            Statements of Cash Flows

                                                                         From
                                                                      Inception
                                    For  the  Year  For  the  Year    April  21,
                                        Ended           Ended         1999  to
                                      March  31       March  31       March  31
                                        2001            2000            2001
--------------------------------------------------------------------------------

Cash  Flow  Used  By  Operations:
Net  Loss                       $     (51,000)  $     (51,376)   $     (102,376)
     Adjustment  to  reconcile  net  loss  to
     net  cash  used  by  Operations:
Stock  issued  for  services            1,000           5,375             6,375
          Bad debt expense             50,000               0            50,000
--------------------------------------------------------------------------------
Net  Cash  Flows  Used  in
   Operating  Activities                    0         (46,001)          (46,001)
--------------------------------------------------------------------------------
Cash  Flow  Used  in  Investing  Activities
Cash  paid  for  Note  Receivable           0         (50,000)          (50,000)
--------------------------------------------------------------------------------
Cash  Flow  From  Financing  Activities
     Shares  issued  for  cash              0         100,500           100,500
--------------------------------------------------------------------------------
Increase  (Decrease) in Cash                0           4,499             4,499

Cash-Beginning  of  Period              4,499               0                 0
--------------------------------------------------------------------------------
Cash-End  of  Period             $      4,499     $     4,499          $  4,499
================================================================================
Supplemental  Cash  Flow  Information:
Cash  Paid  for:
     Interest                    $          0     $         0          $      0
     Taxes                       $          0     $         0          $      0

Non-Cash  Financing  Activities
        During the year ended March 31, 2000, the Company issued 15,375,000 shares of common stock for services valued at $5,375.

        During the year ended March 31, 2001, the Company issued 10,000 shares of common stock for services valued at $1,000.

    The accompanying notes are an integral part of these financial statements

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2001 and 2000

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

       EStaff.com, Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 21, 1999. The Company was formed to provide communication services and resources over the internet. The Company is currently focusing on raising capital to develop its operations.

     b.  Accounting  Method

     The Company recognizes income and expenses on the accrual basis of accounting. The
          Company  has  chosen  a  fiscal  year  end  of  March  31.

     c.  Earnings  (Loss)  Per  Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

                              Income  (loss)        Shares           Per-Share
                                (Numerator)     (Denominator)          Amount
--------------------------------------------------------------------------------

     For  the  year  ended
        March  31,  2001:
        Basic  EPS
           Income  (loss)  to  common
             stockholders     $     (51,000)          25,430,000     $     (.00)
                              ==================================================
     For  the  year  ended
               March  31,  2000:
        Basic  EPS
           Income  (loss)  to  common
             stockholders     $     (51,376)          22,479,545     $     (.00)
                              ==================================================
     From  inception  on  April  21,
         1999  to  March  31,  2001:
        Basic  EPS
           Income  (loss)  to  common
            stockholders     $     (102,376)          23,954,772     $     (.00)
                              ==================================================
     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2001 and 2000

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $102,376 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

    Deferred tax assets and the valuation account is as follows at March 31, 2001 and 2000:
                                            March  31,              March  31
     Deferred  tax  asset:                        2001                 2000
------------------------------------------------------------------------------
        NOL  carrryforward               $     34,800          $      17,500
     Valuation  allowance                     (34,800)               (17,500)
     Total                               $          0          $           0

     f.  Use  of  Estimates  in  the  Preparation  of  Financial  Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE  2  -  GOING  CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has few assets and no operations and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management's plan to raise capital in order to define their business operations, thus creating necessary operating revenue.

NOTE  3  -  DEVELOPMENT  STAGE  COMPANY

   The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2001 and 2000

NOTE  4  -  NOTE  RECEIVABLE  -  RELATED  PARTY

          The Company loaned Oasis Entertainment, an organization under common control, $50,000 during June 1999. The note is non-interest bearing and payable upon demand. During the fiscal year ended March 31, 2001, the note balance of $50,000 was written off.

