Form 10QSB
period 2001-06-30
ESTAFF COM INC
filed 2001-07-19
CIK 1089100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001


                        Commission File Number:  0-31467


                                eStaff.com, Inc.
        (Exact name of small business issuer as specified in its charter)


Nevada                                                                91-1979826
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


24843  Del  Prado,  Suite  318,  Dana  Point  California,                  92629
(Address  of  principal  executive  offices)                         (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-1765

As of June 30, 2001, 25,435,000 shares of shares of Common Stock were issued and outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]



                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended June 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

                                        ESTAFF.COM, INC.
                                   BALANCE SHEETS (UNAUDITED)

                                                          June 30,       March 31,
                                                            2001           2000
                                                         (Unaudited)
                                                         ASSETS
CURRENT ASSETS
    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $         0   $   4,499
                                                         ------------  ----------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .            0       4,499
                                                         ------------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $         0   $   4,499
                                                         ============  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Bank overdraft. . . . . . . . . . . . . . . . . . . .  $     1,501         -0-
  Accounts payable. . . . . . . . . . . . . . . . . . .       20,267   $     -0-
                                                         ------------  ----------
Total accounts payable. . . . . . . . . . . . . . . . .       21,768         -0-
                                                         ------------  ----------
STOCKHOLDERS' EQUITY
  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 25,435,000 shares
     and 25,435,000 shares respectively . . . . . . . .       25,435      25,435
  Additional paid in capital. . . . . . . . . . . . . .       81,440      81,440
  Accumulated Deficit . . . . . . . . . . . . . . . . .     (128,643)   (102,376)
Total Stockholders' Equity. . . . . . . . . . . . . . .      (21,768)      4,499
                                                         ------------  ----------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . .  $         0   $   4,499
                                                         ============  ==========

                          The accompanying notes are an integral part
                                 of these financial statements.

                                ESTAFF.COM, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 for the periods ended June 30, 2000 and 2001

                                                                      From
                                                                  Inception on
                                       From April    From April     April 21,
                                       1, 2001 to   1, 2000 to    1999 through
                                         June 30,     June 30,      June 30,
                                          2001          2000          2001
                                      ------------  ------------  ------------
Revenues . . . . . . . . . . . . . .  $       -0-   $       -0-   $     1,000
                                      ------------  ------------  ------------
General and Administrative Expenses.       26,267        51,376        79,643
                                      ------------  ------------  ------------
Bad debt expense . . . . . . . . . .          -0-           -0-        50,000
                                      ------------  ------------  ------------
Net Loss from Operations . . . . . .      (26,267)      (51,376)     (128,643)
Net Income (Loss). . . . . . . . . .  $   (26,267)  $   (51,376)  $  (128,643)
                                      ============  ============  ============
Loss per Share . . . . . . . . . . .  $     (0.00)  $     (0.00)  $     (0.01)
                                      ============  ============  ============
Weighted Average
    Shares Outstanding . . . . . . .   25,435,000    21,235,675    24,219,000
                                      ============  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                                          ESTAFF.COM, INC.
                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                            for the periods ended June 30, 2000 and 2001

                                                                      From
                                                                 Inception on
                                                                   April 21,
                                               For the periods   1999 through
                                                ended June 30,      June 30,
                                               2001       2000        2001
                                             ---------  ---------  ----------
Net Loss. . . . . . . . . . . . . . . . . .  $(26,267)  $(52,376)  $(128,643)
Adjustments to reconcile net loss to
    net cash from operating activities:
Bad debt expense. . . . . . . . . . . . . .         0          0      50,000
Increase in accounts payable. . . . . . . .    20,267          0      20,267
Increase in bank overdrafts . . . . . . . .     1,501          0       1,501
Stock for services. . . . . . . . . . . . .         0      6,375       6,375
                                             ---------  ---------  ----------
Net cash from operating activities. . . . .    (4,499)   (46,001)    (50,500)
                                             ---------  ---------  ----------
Cash flow used in investing activities:
Cash paid for note receivable-Related Party         0    (50,000)    (50,000)
                                             ---------  ---------  ----------
Net cash (used) by investing activities . .         0    (50,000)    (50,000)
                                             ---------  ---------  ----------
Cash flow from financing activities:
Issued common stock for cash. . . . . . . .         0    100,500     100,500
                                             ---------  ---------  ----------
Net cash provided by financing activities .         0    100,500     100,500
                                             ---------  ---------  ----------
Net increase (decrease) in cash . . . . . .    (4,499)     4,499           0
Cash beginning of period. . . . . . . . . .     4,499          0           0
                                             ---------  ---------  ----------
Cash end of period. . . . . . . . . . . . .         0      4,499           0
                                             =========  =========  ==========

                  The accompanying notes are an integral part
                         of these financial statements.

                                ESTAFF.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

EStaff.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended March 31, 2001.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION. Our plan of operation is unchanged from our previous report.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We have had no operations and enjoyed no revenues during the current quarter.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  July  16,  2001



                                 ESTAFF.COM, INC

                                       by

                                 /s/Tarja Morado
                                  Tarja Morado
                          sole initial officer/director

