Form 10QSB
period 2001-09-30
ESTAFF COM INC
filed 2001-11-06
CIK 1089100

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  0-31467

                    For the Quarter ended September 30, 2001

                                eStaff.com, Inc.

  Nevada                                                              91-1979826
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


  24843  Del  Prado,  Suite  318,  Dana  Point  California,                92629
(Address of principal executive offices)                              (Zip Code)


Registrant's  telephone  number,  including  area  code:         (949)  487-7295

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

As of September 30, 2001, 27,935,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended September 30, 2001, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.

             The Remainder of this Page is Intentionally left Blank

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                           BALANCE SHEETS (UNAUDITED)

                                                      September 30,    March 31,
                                                           2001          2001
--------------------------------------------------------------------------------
                                                         (Unaudited)
                                                         ASSETS
CURRENT ASSETS
    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $         0   $   4,499
                                                         ------------  ----------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .            0       4,499
                                                         ------------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $         0   $   4,499
                                                         ============  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . .  $    31,190   $     -0-
                                                         ------------  ----------
Total accounts payable. . . . . . . . . . . . . . . . .       31,190         -0-
                                                         ------------  ----------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 27,935,000 shares
     and 25,435,000 shares respectively . . . . . . . .       27,935      25,435
  Additional paid in capital. . . . . . . . . . . . . .       78,940      81,440
  Accumulated Deficit . . . . . . . . . . . . . . . . .     (138,065)   (102,376)
                                                         ------------  ----------
Total Stockholders' Equity. . . . . . . . . . . . . . .      (31,190)      4,499
                                                         ------------  ----------
TOTAL STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . .  $         0   $   4,499
                                                         ============  ==========

   The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                for the periods ended September 30, 2000 and 2001

                                                                         From
                                                                    Inception on
                                                                     April 21,
                                                For the periods     1999 through
                                              ended September 30,   September 30,
                                                 2001       2000        2001
                                               ---------  ---------  ----------
  Net Loss. . . . . . . . . . . . . . . . . .  $(60,689)  $(52,376)  $(163,065)
  Adjustments to reconcile net loss to
      net cash from operating activities:
  Bad debt expense. . . . . . . . . . . . . .         0          0      50,000
  Increase in accounts payable. . . . . . . .    31,190          0      31,190
  Stock for services. . . . . . . . . . . . .    25,000      6,375      31,375
                                               ---------  ---------  ----------
  Net cash from operating activities. . . . .    (4,499)   (46,001)    (50,500)
                                               ---------  ---------  ----------
  Cash flow used in investing activities:
  Cash paid for note receivable-Related Party         0    (50,000)    (50,000)
                                               ---------  ---------  ----------
  Net cash (used) by investing activities . .         0    (50,000)    (50,000)
                                               ---------  ---------  ----------
  Cash flow from financing activities:
  Issued common stock for cash. . . . . . . .         0    100,500     100,500
                                               ---------  ---------  ----------
  Net cash provided by financing activities .         0    100,500     100,500
                                               ---------  ---------  ----------
  Net increase (decrease) in cash . . . . . .    (4,499)     4,499           0
  Cash beginning of period. . . . . . . . . .     4,499          0           0
                                               ---------  ---------  ----------
  Cash end of period. . . . . . . . . . . . .         0      4,499           0
                                               =========  =========  ==========

  Cash Paid For:
    Interest. . . . . . . . . . . . . . . . .  $      0   $      0   $       0
    Taxes . . . . . . . . . . . . . . . . . .  $      0   $      0   $       0

 The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                for the periods ended September 30, 2000 and 2001

                                                                                            From
                                                                                         Inception
                                                                                             on
                                      From July                    From April            April 21,
                                      1, 2001 to                   1, 2000 to          1999 through
                                     September 30,                September 30,        September 30,
                                   2001          2000          2001          2000          2001
                               ------------  ------------  ------------  ------------  ------------
  Revenues. . . . . . . . . .  $       -0-   $       -0-   $       -0-   $       -0-   $     1,000
                               ------------  ------------  ------------  ------------  ------------
  General and Administrative
       Expenses . . . . . . .       34,422        51,376        60,689        51,376       114,065
                               ------------  ------------  ------------  ------------  ------------
  Bad debt expense. . . . . .          -0-           -0-           -0-           -0-        50,000
                               ------------  ------------  ------------  ------------  ------------
  Net Loss from Operations. .      (34,422)      (51,376)      (60,689)      (51,376)     (163,065)
  Net Income (Loss) . . . . .  $   (34,422)  $   (51,376)  $   (60,689)  $   (51,376)  $  (163,065)
                               ============  ============  ============  ============  ============
  Loss per Share. . . . . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                               ============  ============  ============  ============  ============
  Weighted Average
      Shares Outstanding. . .   25,990,500    21,235,675    25,712,750    21,235,675    24,277,823
                               ============  ============  ============  ============  ============

   The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


NOTES  TO  FINANCIAL  STATEMENTS

EStaff.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2001, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended March 31, 2001.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our previous report.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We enjoyed no revenues during the period covered by this report.



                           PART II: OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  November  1,  2001



                                 ESTAFF.COM, INC

                                       by

                                 /s/Tarja Morado
                                  Tarja Morado
                          sole initial officer/director