Form 10QSB/A
period 2001-12-31
ESTAFF COM INC
filed 2002-02-14
CIK 1089100

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB\A

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-31467

                For the quarterly period ended December 31, 2001

                                eStaff.com, Inc.

Nevada                                                                91-1979826
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


8115  North  Van  Houten,  Portland  OR                                    97203
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (503)  493-0477

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of  the  Act: Common Stock

As of December 31, 2001, and February 14, 2002, 27,935,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                                  INTRODUCTION

     The purpose of this amendment is to report the resignation of the Issuer's Sole Officer/Director and appointment of its new Officer/Director, to report a change of control resulting from a private shareholder transaction and to report minimal revenues not previously reported.


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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our previous report; except that this small business issuer has delayed its launch of operations, until the beginning of 2002, at which time revenues are expected to begin to be a material factor. Current conditions are extremely unfavorable for the launch of an employee leasing new business.

 (B) DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. We enjoyed only nominal revenues during the period covered by this report. Our expenses during this period represent corporate maintenance, legal and professional fees.


                           PART II: OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. Effective February 1, 2002, Tarja Morado retired as sole director, and from all corporate offices, after first appointing Michael Moore as sole remaining director. Mr. Moore was the nominee of B&V Union Technologies, Inc., our principal shareholder. B&V is a Panama corporation. It has transferred control of this corporation to Mr. Moore for the benefit of shareholders. Mr. Moore, our new management, intends to attempt to realize our business plan. This control block acquired by Mr. Moore is not deemed entitled to reliance on Rule 144 or Section 4(1) of the Securities Act of 1933 for resale in brokerage transactions. These control shares are not deemed entitled to private transfer without indefinite continuation of the foregoing restriction. Mr. Moore did not purchase or pay for the transfer of control to him. The consideration for the transfer was his undertaking to assume the responsibilities of management and to work diligently to achieve profitability for shareholders.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Form 10-QSB Report for the Quarter ended December 31, 2001, has been Signed below by the following person on behalf of the Registrant and in the Capacity and on the date indicated.

Dated:  February  14,  2002



                                 ESTAFF.COM, INC

                                       by

                                /s/Michael Moore
                                  Michael Moore
                          sole initial officer/director