Form 10QSB/A
period 2001-12-31
ESTAFF COM INC
filed 2002-02-26
CIK 1089100

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB\A2

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

As of December 31, 2001, and February 25, 2002, 27,935,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]


                                  INTRODUCTION

     The purpose of the previous amendment to Form 10-QSB was to report the resignation of the Issuer's Sole Officer/Director and appointment of its new Officer/Director, to report a change of control resulting from a private shareholder transaction and to report minimal revenues not previously reported. This second amendment is filed to correct the designation of our new officer/director, erroneously reported as Michael Moore. The correct name is Michael Smith.


                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     Please refer to the previously filed 10QSB/A for "Financial Statements" and "Discussion and Analysis or Plan of Operation" for the third quarter ending December 31, 2001.

                           PART II: OTHER INFORMATION


ITEM 5. OTHER INFORMATION. This second amended Form 10-QSB is filed to correct the designation of our new officer/director, erroneously reported as Michael Moore. The correct name is Michael Smith. Effective February 1, 2002, Tarja Morado retired as sole director, and from all corporate offices, after first appointing Michael Smith as sole remaining director. Mr. Smith was the nominee of B&V Union Technologies, Inc., our principal shareholder. B&V is a Panama corporation. It has transferred control of this corporation to Mr. Smith for the benefit of shareholders. Mr. Smith, our new management, intends to attempt to realize our business plan. This control block acquired by Mr. Smith is not deemed entitled to reliance on Rule 144 or Section 4(1) of the Securities Act of 1933 for resale in brokerage transactions. These control shares are not deemed entitled to private transfer without indefinite continuation of the foregoing restriction. Mr. Smith did not purchase or pay for the transfer of control to him. The consideration for the transfer was his undertaking to assume the responsibilities of management and to work diligently to achieve profitability for shareholders.

     Mr. Smith is an Architect. From 1987 to present he has been the sole proprietor of Michael A. Smith, Architecture & Planning. From 1979 to 1986, he was a partner of Smith/Cole Associates, Inc. He graduated Cum Laude from the University of Houston, Bachelor of Architecture, in 1974 and practiced his profession continuously since 1975. From 1967 to 1969, he served in the United States Army, 1st Lieutenant, Infantry, Airborne, Ranger, Intelligence. Following Reserve service he was honorably discharged in 1980. In the past three years he has designed and produced documents for over thirty homes, and participated in the development of condominiums, townhouses and apartment projects, constituting more than 20,000 units, in New Mexico, Florida, North Carolina, Oklahoma, Ohio, Virginia and throughout Texas.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB/A2 Report for the Quarter ended December 31, 2001, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  February  25,  2002

                                 ESTAFF.COM, INC

                                       by

                                /s/Michael Smith
                                  Michael Smith
                          sole initial officer/director