Form 10KSB
period 2002-03-31
ESTAFF COM INC
filed 2002-06-27
CIK 1089100

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

8115  Van  Houten,  Portland  OR                                           97203
(Address  of  principal  executive  offices                          (Zip  Code)

Registrant's  telephone  number,  including  area  code:         (503)  493-0477

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock at $0.001  par

As  of  March  31,  2002,

27,935,000  shares  of  the  Registrant's  Common  Stock  was issued/outstanding

12,925,000  shares  of  shares  of  Common  Stock  were  held by non-affiliates.

Issuer's  revenues  for  its  most  recent  fiscal  year  end:  None


Yes [X] No[ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

[ ] (Indicate by check mark whether if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                                                Exhibit Index is found on page

PART  I                                                                        3

ITEM  1.  Description  of  Business                                            3
      (a)  Organization                                                        3
      (b)  Share  Issuance                                                     3
      (c)  The  Business  of  Registrant  and  Its  Subsidiaries               3

ITEM  2.  Description  of  Property                                            6

ITEM  3.  Legal  Proceedings                                                   6

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders          6

PART  II                                                                       6

ITEM  5.  Market  for  Common  Equity  and  Stockholder  Matters               6
      (a)  Market  Information                                                 6
      (b)  Holders                                                             6
      (c)  Dividends                                                           6
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
      (b)  Form  8-K  Reports                                                 12
      (c)  Financial  Statements                                              12

                                  INTRODUCTION

     Current market conditions are extremely hostile to development stage companies. We are such a company. Not only has investment capital become unavailable, by short-sellers are enjoying a successful opportunity and are forcing down the market value of many OTCBB (Over-The-Counter Bulletin Board) companies, upon any announcement of progress. As a result, we are virtually disabled, for the present term, in developing the funding to pursue actively our business plan.

                                     PART I


                        ITEM 1.  DESCRIPTION OF BUSINESS.

 (A) ORGANIZATION. This Corporation eStaff.com, Inc. (formally, "the Registrant") was duly incorporated in Nevada on April 21, 1999. We elected a fiscal year ending of March 31.

 (B) SHARE ISSUANCE. On April 21, 1999, 15,000,000 Founder's Shares were issued to B&V Union Technologies, Inc., 50th Street & Elvira Mendez Street, El Ejecutivo Building, Republic of Panama, Province of Panama, and 375,000 shares were issued to two additional non-affiliate founders. These shares were issued for organizational services, valued at $5,375, all pursuant to Section 4(2) of the Securities Act of 1933.

     On February 6, 2002, the 15,000,000 shares were acquired by Michael Smith from B&V Union Technologies, Inc.

     On June 1, 1999, we issued 10,050,000 shares of common stock to eight accredited and/or highly sophisticated investors, at $0.10 per share, all of whom had subscribed and paid before that date. Only three of the placements qualified for Rule 504. The reason for this distinction arises from amendments to the Rule which became effective April 7, 1999. Investors who subscribed and paid before that date qualified for Rule 504. Those who subscribed or paid on or after that date did not so qualify, and received shares pursuant to Section 4(2) of the Act.

     On June 1, 2000, we issued 10,000 shares to our Sole Officer and Director, for organizational services valued at $1,000.00, pursuant to Section 4(2) of the Act.

     On September 6, 2001, we issued 2,500,000 shares $0.01 per share $25,000.00, pursuant to registration, for legal and professional services.

     As a result we have 27,935,000 shares of common stock issued and outstanding.

 (C) THE BUSINESS OF REGISTRANT AND ITS SUBSIDIARIES. We have intended to engage in the business of employee leasing pursuant to which the Registrant and a client company agree that we will become the employer of record for the client company's employees. As stated in the Introduction to his report, we are substantially frustrated, for the present, in pursuing our plan actively, until the market conditions for development stage issuers is able to stabilize once more. We describe our intended business plan as in the following paragraphs.

     As the employer of record, we would assume all payroll obligations and certain employee benefits administration for our clients such as payroll preparation, payment of payroll taxes, maintaining employee health insurance and related benefits (for example, life insurance programs and pension plans) and workers' compensation reporting, while allowing the client to retain management control of the employees, including supervision, hiring and firing, job description and salary determinations. We have recently begun minimal operations locally, and have enjoyed our first revenues. These first revenues were barely material and are not indicative of future results.

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

     NUMBER OF TOTAL EMPLOYEES AND FULL-TIME EMPLOYEES. We have one Officer and Director, during this period of virtual dormancy.

(D) FINANCING PLANS. For more information, please see Item 6 of Part II, Management's Discussion and Analysis.

(E)  PLANNED  ACQUISITIONS.  There  are  no  planned  acquisitions.


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


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


           ITEM 5.  MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS.

 (A) MARKET INFORMATION. We have one class of securities, Common Voting Equity Shares ("Common Stock"). Our Common Stock is not presently quoted Over-the-Counter on the Bulletin Board ("OTCBB") or the NQB Pink Sheets or otherwise. To the best of our knowledge and belief, our shares have never been traded in a brokerage transaction.

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

 (D)  SALES  OF  UNREGISTERED  COMMON  STOCK.  None.


       ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A)  PLAN  OF  OPERATION.

     (1) CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. We are without funding, at present, to commence operations. We cannot commence operations without funding. Funding is not available under current market conditions. For the next twelve months, our plan is to maintain our corporate standing in Nevada and file necessary reports as required.

     We would estimate the maximum need for working and start up capital would not exceed a total of $200,000. We have revised our estimate of required funding upward from the amounts estimated in our Form 10-SB Registration Statement. Accordingly we would expect to seek additional private placements, not to exceed $200,000. This cash is necessary to enter our full-launch mode, in which we would acquire our clients' employees and lease them. Until such time, we would continue to operate as a payroll service firm, without acquiring our clients' employees as our own.

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

Balance Sheet: . . . . .   March 31   March 31   March 31
Selected Information . .    2002        2001       2000
Cash and Equivalents . .         0      4,499      4,499
---------------------------------------------------------
Note Receivable. . . . .         0          0     50,000
---------------------------------------------------------
 Current Assets. . . . .         0      4,499     54,499
---------------------------------------------------------
Total Assets . . . . . .         0      4,499     54,499
=========================================================
Accounts Payable . . . .                    0          0
---------------------------------------------------------
 Total Liabilities . . .         0          0          0
---------------------------------------------------------
Common Stock . . . . . .    27,935     25,435     25,425
---------------------------------------------------------
Paid-in Capital. . . . .   103,940     81,440     80,450
---------------------------------------------------------
Accumulated Deficit. . .  (181,150)  (102,376)   (51,376)
---------------------------------------------------------
  Total Equity . . . . .   (49,275)     4,499     54,499
---------------------------------------------------------
Total Liabilities/Equity         0      4,499     54,499
=========================================================

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

                                                                       Inception
                                                                        April 21,
                               For the Year  For the Year   For the Year  1999
                                  ended          ended         ended       to
                                 March 31       March 31     March 31    March 31
                                   2002            2001        2000        2002
 Operations
 Selected Information

Revenues: . . . . . . . .             0   $       1,000   $   1,000   $   1,000
                         -------------------------------------------------------
 Total Revenues . . . . .             0           1,000       1,000       1,000
                         -------------------------------------------------------
General & Administrative.       (78,774)         (2,000)    (51,376)   (132,150)
                         -------------------------------------------------------
 Total Expenses . . . . .       (78,774)         (2,000)    (51,376)   (132,150)
                         -------------------------------------------------------
 Operating Income . . . .       (78,774)         (1,000)    (50,376)   (131,150)
                         -------------------------------------------------------
Other Income (expense). .             0         (50,000)          0     (50,000)
                         -------------------------------------------------------
 Total Other Expense. . .       (78,774)        (50,000)          0     (50,000)
                         -------------------------------------------------------
Net Income (Loss)
Net (Loss). . . . . . . .       (78,774)        (51,000)    (51,376)       (.01)
                         =======================================================



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

     CAUTIONARY STATEMENT. There can be no assurance that we will be successful in raising capital through private placements or otherwise, at any time. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

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

     Tarja Morado (age 30), our previous and Initial Officer and Director since inception, has spent the last several years acquiring extensive IT skills, as well as in-depth knowledge in platforms such as Sun Solaris, Unix, and a variety of Internet based development systems. During the previous four years, she has served in a subordinate capacity assisting others in the planning of businesses going from private corporations into the public marketplace. She held the position of Office Administrator for Lew Lieberbaum & Co., Inc. Dallas, Texas, where she was responsible for the day to day business operations of the branch as well as the daily, weekly, monthly reports. We were her first venture as a principal in corporate development.


                        ITEM 10.  EXECUTIVE COMPENSATION.


                                                                        Long Term Compensation
                                                                   |-----------------------------|
                                       Annual Compensation         |        Awards      | Payouts|
                              |------------------------------------------------------------------|
a . . . . . . . . .  b        |       c            d          e    |     f        g     |   h    |   i    |
----------------------------------------------------------------------------------------------------------|
Name. . . . . . . .                                                          Securities
And . . . . . . . .                                          Other    Restric-   Under-          All Other|
Principal . . . .                                         .  Annual     Ted     Lying             Compen- |
Position. . . . . .                                          Compen-   Stock   Options    LTIP     Sation |
                                    Salary       Bonus     Sation ($)  Awards  SARs (#)  Payouts     ($)  |
                         Year         ($)         ($)                   ($)               ($)             |
----------------------------------------------------------------------------------------------------------|
Michael  Smith
    President/CEO        2001          0           0            0    15,000,000      0       0         0
                         2000          0           0            0             0      0       0         0
                         1999          0           0            0             0      0       0         0
                         1998          0           0            0             0      0       0         0
----------------------------------------------------------------------------------------------------------|
Tarja  Morado
formerly
      President/CEO      2001          0           0            0         9,000      0       0         0
                         2000          0           0            0         1,000      0       0         0
                         1999          0           0            0             0      0       0         0
                         1998          0           0            0             0      0       0         0
----------------------------------------------------------------------------------------------------------|

    ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     To the best of our knowledge and belief the following disclosure presents the total security ownership of all persons, entities and groups, known to or discoverable by us, to be the beneficial owner or owners of more than five percent of any voting class of our common stock, as well as the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant. More than one person, entity or group could be beneficially interested in the same securities, so that the total of all percentages may accordingly exceed the one hundred percent shown for reference only. Please refer to explanatory notes if any, for clarification or additional information. Please refer to explanatory notes if any, for clarification or additional information. We have only one class of stock; namely Common Stock. The following disclosure includes disclosure of former affiliates for coordination with our previously filed reports.

                                  COMMON  STOCK

                                              Actual
  Name and Address of Beneficial Owner . .  Ownership         %
Michael Smith
Sole Remaining Director
8115 North Van Houten
Portland OR 97203. . . . . . . . . . . . .  15,000,000    53.70
---------------------------------------------------------------
All Officers and Directors as a Group. . .  15,000,000    53.70
---------------------------------------------------------------
Carol Jean Gehlke, Trustee
Carol Jean Gehlke Living Trust dtd 2/11/93
210 Lille Lane #317
Newport Beach CA 92663-2694. . . . . . . .   2,500,000     8.95
---------------------------------------------------------------
Brian Hall
#8 Emeraude Way
Aliso Viejo CA 92656 . . . . . . . . . . .   1,500,000     5.37
---------------------------------------------------------------
Thomas Felber
Linda Felber
1950 Oak Hills Dr.
Colorado Springs CO 80919. . . . . . . . .   2,500,000     8.95
---------------------------------------------------------------
Total Other 5% Owners. . . . . . . . . . .   6,500,000    23.27
---------------------------------------------------------------
TOTAL ALL AFFILIATES AND 5% OWNERS . . . .  21,500,000    76.96
---------------------------------------------------------------
Total Shares Issued and Outstanding. . . .  27,935,000   100.00
---------------------------------------------------------------

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Our previous principal consultant, Intrepid International, Ltd. ceased its relationship with us effective August 31, 2001. Intrepid was a provider of corporate services to us and billed us regularly on a time-fee basis no less favorable to us that could be obtained commercially from unrelated third parties. Intrepid did not provide services for commissions based upon the success or failure of any corporate program, and Intrepid was not a fund-raiser or a source of capital financing. The principal focus and benefit of the services offered by Intrepid were not its client's capital formation nor fund raising activities, but the refinement of client's business plan, analysis of its corporate structure, evaluation of its current filing status and filing responsibilities, currency and accuracy of financial information and auditability or status of current and past audits and audit procedures, to assist managers in making the conceptual and procedural transitions imposed upon Officers and Directors, with respect to shareholders, shareholder rights, and maintenance of the kinds current public information necessary to position a company to consider public trading of its existing securities, and to maintain its impeccability as a publicly trading company if and when its securities are exposed to the public markets.

     Kirt W. James, and J. Dan Sifford, Jr., were the executive officers of Intrepid. Mr. James is no longer related to this issuer. Mr. Sifford continues to supply audit coordination services on a time fee basis.


   ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (A) EXHIBITS. The following exhibits may be found as exhibits to our Form 10-SB, as exhibit number as listed.

     (3.1)  Articles  of  Incorporation

     (3.2)  By-Laws

 (B)  FORM  8-K  REPORTS.  None.

 (C) FINANCIAL STATEMENTS. Audited Financial Statements for the years ended March 31, 2002, and 2001, and from inception. Please see Attachment FK-02.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Dated:  June  26,  2002
                                 ESTAFF.COM, INC

                                       by

                                /s/Michael Smith
                                  Michael Smith
                          sole initial officer/director

                                ATTACHMENT FK-02

                          AUDITED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED

                              MARCH 31, 2002, 2001

                               AND FROM INCEPTION

                                ESTAFF.COM, INC.

                          (A Development Stage Company)

                              Financial Statements

                             March 31, 2002 and 2001

                                    CONTENTS

Independent  Auditors'  Report                        17

Balance  Sheet                                        18

Statements  of  Operations                            19

Statements  of  Stockholders'  Equity                 20

Statements  of  Cash  Flows                           21

Notes  to  the  Financial  Statements                 22

                          Independent Auditors' Report

To  the  Board  of  Directors
and  Stockholders  of
eStaff.com,  Inc.

We have audited the accompanying balance sheets of eStaff.com, Inc. (a development stage company) (a Nevada corporation) as of March 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 21, 1999 through March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eStaff.com, Inc. as of March 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended and from inception on April 21, 1999 through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm  &  Associates
Chisholm  &  Associates
North  Salt  Lake,  Utah
June  21,  2002

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets


                                                March 31,           March 31,
                                                  2002                2001
                                     ASSETS

CURRENT  ASSETS:
    Cash                                    $            -     $          4,499

        Total  Current  Assets                           -                4,499

      TOTAL  ASSETS                         $            -     $          4,499
                                            ===================================

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------

CURRENT  LIABILITIES:
    Accounts  Payable                       $       49,275     $              -

        Total  Current  Liabilities                 49,275                    -

STOCKHOLDERS'  EQUITY:

Common stock, par value $.001; 100,000,000
shares authorized, 27,935,000 and 25,425,000
shares issued and outstanding                       27,935               25,435
Additional paid-in capital                         103,940               81,440
Deficit accumulated during the development stage  (181,150)            (102,376)

        Total  Stockholders'  Equity               (49,275)               4,499

      TOTAL  LIABILITIES  AND  STOCKHOLDERS'
          EQUITY                                  $      -        $       4,499
                                                  ==============================

    The accompanying notes are an integral part of these financial statements

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations

                                                                              From
                                                                         Inception  on
                                     For the Year       For the Year      April  21,
                                        Ended              Ended           1999  to
                                      March  31          March  31         March 31
                                         2002               2001              2002
REVENUE:                           $           -     $        1,000     $       1,000

EXPENSES:
   General  &  administrative             78,774              2,000           132,150

      Total  expenses                     78,774              2,000           132,150

OPERATING  INCOME  (LOSS)                (78,774)            (1,000)         (131,150)

OTHER  INCOME  (EXPENSE):
    Bad  debt  expense                         -            (50,000)          (50,000)

   Total other income (expense)                -            (50,000)          (50,000)

NET  INCOME  (LOSS)                $     (78,774)     $     (51,000)    $    (181,150)
                                   ===================================================

NET  INCOME  (LOSS)  PER  SHARE    $        (.00)     $        (.00)    $        (.01)
                                   ===================================================

WEIGHTED  AVERAGE
     OUTSTANDING  SHARES              26,804,863         25,430,000        25,513,028
                                   ==================================================

    The accompanying notes are an integral part of these financial statements

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
                    For the Period April 21, 1999 (Inception)
                             through March 31, 2002

                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional     During  the
                                                 Common  Stock              Paid-In       Development
                                            Shares           Amount         Capital          Stage
Balance at inception April 21, 1999                   -    $          -    $           -  $         -

Common stock issued for
 services at $.00035 per share               15,375,000          15,375          (10,000)           -

Common  stock  issued  for
  cash  at  $.01  per  share                 10,050,000          10,050           90,450            -

Net  loss  for  the  year  ended
    March  31, 2000                                   -               -                -     (51,376)

Balance  March  31,  2000                    25,425,000          25,425           80,450     (51,376)

Common  stock  issued  for
  services  at  $.10  per  share                 10,000              10              990           -

Net  loss  for  the  year  ended
     March  31,  2001                                 -               -                -     (51,000)

Balance  March  31,  2001                    25,435,000    $     25,435    $      81,440   $(102,376)

Common  stock issued for
 services at $.01 per share                   2,500,000           2,500           22,500           -

Net  loss  for  the  year  ended
     March 31, 2002                                   -               -                -     (78,774)

Balance  March  31,  2002                    27,935,000   $      27,935   $      103,940  $ (181,150)
                                             ========================================================

    The accompanying notes are an integral part of these financial statements

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                       From
                                                                                     Inception
                                       For  the  Year       For  the  Year          April  21,
                                           Ended                Ended                1999  to
                                         March  31             March  31            March  31
                                            2002                  2001                 2002
CASH  FLOW  USED  BY  OPERATIONS:
Net  Loss                                $     (78,774)     $     (51,000)     $     (181,150)
     Adjustment to reconcile net loss to
     net  cash  used  by  Operations:
          Stock  issued  for  services          25,000              1,000              31,375
          Bad  debt  expense                         -             50,000              50,000
Changes in operating assets and liabilities:
   Increase (Decrease) in accounts payable      49,275                  -              49,275

Net  Cash  Flows  Used  in
   Operating  Activities                        (4,499)                 -             (50,500)

CASH  FLOW  USED  BY  OPERATIONS:
     Cash  paid  for  Note  Receivable               -                  -             (50,000)

CASH  FLOW  USED  BY  OPERATIONS:
     Shares  issued  for  cash                       -                  -             100,500

NET  INCREASE  (DECREASE)  IN  CASH             (4,499)             4,499                   -

CASH  AT  BEGINNING  YEAR                        4,499                  -                   -

CASH  AT  END  OF  YEAR                    $         -      $       4,499         $         -
                                           ===================================================

Supplemental  Cash  Flow  Information:

Cash  Paid  for:
     Interest                              $        -       $           -         $         -
     Taxes                                 $        -       $           -         $         -

Non-Cash  Financing  Activities

     During June 2000, the Company issued 10,000 shares of common stock for services valued at $1,000.

     During September 2001, the Company issued 2,500,000 shares of common stock for services valued at $25,000.

    The accompanying notes are an integral part of these financial statements

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2002 and 2001

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

                                                                         From
                                                                    Inception  on
                                                                      April  12,
                                    For  the  Years  Ended          1999  Through
                                        December  31,               December  31,
                                  2002               2001                2002
     Numerator  -  loss     $     (78,774)     $     (51,000)     $     (181,150)

     Denominator-weighted average
      of shares outstanding    26,804,863         25,430,000          25,513,028

     Loss per share         $       (0.00)     $       (0.00)     $        (0.01)

     d.  Cash  and  Cash  Equivalents

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2002 and 2001

NOTE  1  -  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     e.  Provision  for  Income  Taxes

     No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $181,100 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2020. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

    Deferred tax assets and the valuation account is as follows at March 31, 2002 and 2001:

                                                March  31,         March  31
     Deferred  tax  asset:                        2002               2001
                                         ------------------------------------
        NOL  carrryforward               $         61,500     $      34,800
     Valuation  allowance                         (61,500)          (34,800)
     Total                               $              -     $           -
                                         ===================================

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

                                ESTAFF.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2002 and 2001

NOTE  4  -  COMMON  STOCK

          During June 2000, the Company issued 10,000 shares of common stock for services valued at $.10 per share (or $10,000).

          During September 2001, the Company issued 2,500,000 shares of common stock for services valued at $.01 per share (or $25,000).