Form 10QSB
period 2002-06-30
ESTAFF COM INC
filed 2002-08-08
CIK 1089100

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-31467

                  For the quarterly period ended June 30, 2002

                                eStaff.com, Inc.

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

As of June 30, 2002, 27,935,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months ended June 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

              THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                           BALANCE SHEETS (UNAUDITED)

                                                           June 30,      March 31,
                                                             2002          2002
                                                         (Unaudited)
                                                         ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0

TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .            0           0

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                         ============  ==========


      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable. . . . . . . . . . . . . . . . . . .  $    56,128   $  49,275

Total accounts payable. . . . . . . . . . . . . . . . .       56,128      49,275

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 27,935,000 shares
     and 25,435,000 shares respectively . . . . . . . .       27,935      27,935

  Additional paid in capital. . . . . . . . . . . . . .      103,940     103,940

  Accumulated Deficit . . . . . . . . . . . . . . . . .     (188,003)   (181,150)

Total Stockholders' Equity. . . . . . . . . . . . . . .      (56,128)    (49,275)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . .  $         0   $       0
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

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                From
                                                                           Inception on
                                                         March                April 21,
                                              31, 2002 to     31, 2001 to  1999 through
                                                       June 30,              June 30,
                                                  2002          2001           2002
  Revenues . . . . . . . . . . . . . . . . .  $         0   $         0   $     1,000
  General and Administrative
       Expenses. . . . . . . . . . . . . . .        6,853        26,267       139,003
  Net Loss from Operations . . . . . . . . .       (6,853)      (26,267)     (138,003)
  Other income (expense) - Bad debt expense.          -0-             0       (50,000)
  Total other income (expense) . . . . . . .          -0-             0       (50,000)
  Net Income (Loss). . . . . . . . . . . . .  $    (6,853)  $   (26,267)  $  (188,003)
                                              ============  ============  ============
  Loss per Share . . . . . . . . . . . . . .  $     (0.00)  $     (0.00)  $     (0.01)
                                              ============  ============  ============
  Weighted Average
      Shares Outstanding . . . . . . . . . .   26,804,863    25,430,000    25,513,028
                                              ============  ============  ============

                  The accompanying notes are an integral part
                         of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             From
                                                                         Inception on
                                                         March             April 21,
                                              31, 2002 to   31, 2001 to  1999 through
                                                       June 30,           June 30,
                                                2002          2001         2002
  Net Loss . . . . . . . . . . . . . . . . . .  $(6,853)  $(26,267)  $(188,003)
  Adjustments to reconcile net loss to
      net cash from operating activities:
  Stock for services . . . . . . . . . . . . .        0          0      31,375
  Bad debt expense . . . . . . . . . . . . . .        0          0      50,000
  Changes in operating assets and liabilities:        0       1501           0
  Increase in accounts payable . . . . . . . .    6,853     20,267      56,128


  Net cash from operating activities . . . . .        0     (4,499)    (50,500)

  Cash flow used in investing activities:
  Cash paid for note receivable-Related Party.        0          0     (50,000)

  Net cash (used) by investing activities. . .        0          0     (50,000)

  Cash flow from financing activities:

  Issued common stock for cash . . . . . . . .        0          0     100,500

  Net cash provided by financing activities. .        0          0     100,500

  Net increase (decrease) in cash. . . . . . .        0     (4,499)          0

  Cash beginning of period . . . . . . . . . .        0      4,499           0

  Cash end of period . . . . . . . . . . . . .        0          0           0
                                                ========  =========  ==========

  Cash Paid For:
    Interest . . . . . . . . . . . . . . . . .  $     0   $      0   $       0
    Taxes. . . . . . . . . . . . . . . . . . .  $     0   $      0   $       0


     Non-cash  financing  activities
          During June 2000, the Company issued 10,000 shares of common stock for services valued at $1,000

          During September 2001, the Company issued 2,500,000 shares of common stock for services valued at $25,000

                  The accompanying notes are an integral part
                         of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

EStaff.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended June 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended March 31, 2002.

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

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our previous report; except that this small business issuer has delayed its launch of operations, until the end of 2002, at which time revenues are expected to begin to be a material factor. This delay has been due to Management's conclusion that recent and current market conditions are not favorable to the launch of this new business venture.

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

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM  5.  OTHER  INFORMATION.  None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.  None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the First Quarter, three months ended June 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  July  18,  2002

                                 ESTAFF.COM, INC

                                       by

                                /s/Michael Smith
                                  Michael Smith
                          sole initial officer/director