Form 10QSB
period 2002-09-30
ESTAFF COM INC
filed 2002-11-12
CIK 1089100

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-31467

                For the quarterly period ended September 30, 2002

                                eStaff.com, Inc.

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

As of September 30, 2002, 27,935,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and six months ended September 30, 2002, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS
                                  (Unaudited)

                                                         September 30,   March 31,
                                                             2002          2002
                                                         (Unaudited)
                          ASSETS
CURRENT ASSETS
    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                         ------------  ----------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .            0           0
                                                         ------------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                         ============  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable. . . . . . . . . . . . . . . . . . .  $    69,250   $  49,275
                                                         ------------  ----------
Total accounts payable. . . . . . . . . . . . . . . . .       69,250      49,275
                                                         ------------  ----------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 27,935,000 shares
     and 25,435,000 shares respectively . . . . . . . .       27,935      27,935
  Additional paid in capital. . . . . . . . . . . . . .      103,940     103,940
  Accumulated Deficit . . . . . . . . . . . . . . . . .     (201,125)   (181,150)
                                                         ------------  ----------
Total Stockholders' Equity. . . . . . . . . . . . . . .      (69,250)    (49,275)
                                                         ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . .  $         0   $       0
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

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                        From
                                                                                                    Inception on
                                                                                                     April 21,
                                                   For the three               For the six          1999 through
                                                           months ended September 30,               September 30,
                                                2002          2001          2002          2001          2002
                                            ------------  ------------  ------------  ------------  -------------
Revenues . . . . . . . . . . . . . . . . .  $         0   $         0   $         0   $         0   $     1,000
                                            ------------  ------------  ------------  ------------  ------------
General and Administrative
     Expenses. . . . . . . . . . . . . . .       13,122        34,422        19,975        60,689       152,125
                                            ------------  ------------  ------------  ------------  ------------
Net Loss from Operations . . . . . . . . .      (13,122)      (34,422)      (19,975)      (60,689)     (151,125)

Other income (expense) - Bad debt expense.          -0-             0           -0-             0       (50,000)
                                            ------------  ------------  ------------  ------------  ------------
Total other income (expense) . . . . . . .          -0-             0           -0-             0       (50,000)
                                            ------------  ------------  ------------  ------------  ------------
Net Income (Loss). . . . . . . . . . . . .  $   (13,122)  $   (34,422)  $   (19,975)  $   (60,689)  $  (201,125)
                                            ============  ============  ============  ============  ============
Loss per Share . . . . . . . . . . . . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                                            ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding . . . . . . . . . .   27,935,000    25,435,000    27,935,000    25,435,000    23,665,227
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

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 From
                                                                                             Inception on
                                                                                                April 21,
                                                                          For the six         1999 through
                                                                   months ended September 30, September 30,
                                                                          2002       2001        2002
                                                                        ---------  ---------  -------------
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(19,975)  $(60,689)  $(201,125)
  Adjustments to reconcile net loss to
      net cash from operating activities:
  Stock for services . . . . . . . . . . . . . . . . . . . . . . . . .         0     25,000      31,375
  Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . . .         0          0      50,000
  Changes in operating assets and liabilities:
  Increase in bank overdrafts
  Increase in accounts payable . . . . . . . . . . . . . . . . . . . .    19,975     31,190      69,250
                                                                        ---------  ---------  ----------
  Net cash from operating activities . . . . . . . . . . . . . . . . .         0     (4,499)    (50,500)
                                                                        ---------  ---------  ----------
  Cash flow used in investing activities:
  Cash paid for note receivable-Related Party. . . . . . . . . . . . .         0          0     (50,000)
                                                                        ---------  ---------  ----------
  Net cash (used) by investing activities. . . . . . . . . . . . . . .         0          0     (50,000)
                                                                        ---------  ---------  ----------
  Cash flow from financing activities:
  Issued common stock for cash . . . . . . . . . . . . . . . . . . . .         0          0     100,500
                                                                        ---------  ---------  ----------
  Net cash provided by financing activities. . . . . . . . . . . . . .         0          0     100,500
                                                                        ---------  ---------  ----------
  Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . .         0     (4,499)          0
  Cash beginning of period . . . . . . . . . . . . . . . . . . . . . .         0      4,499           0
                                                                        ---------  ---------  ----------
  Cash end of period . . . . . . . . . . . . . . . . . . . . . . . . .         0          0           0
                                                                        =========  =========  ==========

  Cash Paid For:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      0   $      0   $       0
    Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      0   $      0   $       0

  Non-cash financing activities

    During September 2001, the Company issued 2,500,000 shares of common stock for services valued at $25,000

                  The accompanying notes are an integral part
                         of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 2002


NOTES  TO  FINANCIAL  STATEMENTS

EStaff.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended September 30, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended March 31, 2002.

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

                           PART II: OTHER INFORMATION

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

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. We intend to acquire, by merger and share exchange, a private Nevada Corporation, Best Computers, Inc., and to change our name to Best Computers Services, Inc. The acquisition would be made for the issuance of new investment shares of common stock.

     The following cautionary statements and additional information should be considered:

 (a) NO CHANGE OF MAJORITY CONTROL. We do not expect the acquisition issuance to cause a change in majority control of this corporation.

 (b) CONTINUITY OF PRESENT DIRECTOR. We do not anticipate the resignation or retirement of our present director in connection with this expected acquisition.

 (c) ACQUISITION TENTATIVE. First, there are numerous procedural steps yet remaining to accomplish this acquisition. One of those steps would be the required filings pursuant to Section 14(c) of the Securities Exchange Act of 1934, review by the staff of the Commission, and the waiting periods prescribed thereby. It is also true that intentions are not outcomes, and that there is no guarantee that this acquisition, however probable, will not fail to occur. Such things do happen.

 (d) START-UP VENTURE. This acquisition target is a start-up venture without a history of revenues. We do not expect this acquisition to impact favorably upon our financial statements immediately. We would expect to require no less than two quarters of operations to establish the viability of the business to be started, if and when the acquisition takes place. Moreover, there is no guarantee of that the new business will be launched immediately following the acquisition without an interim period of inactivity. Additionally, there is no assurance that the new business, if acquired and if launched, will be successful at all.

 (e) COMPUTER SERVICES BUSINESS. The business plan to be pursued is the offering of a variety of computer services, installation, repairs, and ancillary sales of parts, up-grades, and custom assembly of special purpose systems, primarily for small businesses.

 (f) HIGHLY COMPETITIVE INDUSTRY. We would be entering a field of commerce in direct competition with other better established companies. No one should expect sudden or dramatic improvement in our financial condition or operations during the first year of operations, assuming that the risks of business failure are successfully avoided. It would take time, effort, advertising and favorable references, over time, to attract and develop a customer base sufficient to meet expenses or to indicated a potential for profitability. It is perfectly possible that we will struggle indefinitely without proving profitable, just meeting expenses, and keeping overhead minimal, even if the numerous risks of business failure can be successfully avoided.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

CERITIFICATION  PURSUANT  TO  18  USC  SECTION  1350


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the First Quarter, three months, ended September 30, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  November  5,  2002

                                 ESTAFF.COM, INC

                                       by

                                /s/Michael Smith
                                  Michael Smith
                          sole initial officer/director

--------------------------------------------------------------------------------

                                     EXHIBIT A

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350

--------------------------------------------------------------------------------

                 CERITIFICATION PURSUANT TO 18 USC SECTION 1350


     In  connection  with  this  Quarterly  Report  on  Form  10-QSB

     Michael Smith, Officer of this Registrant Company, hereby certified(s), to the best of his knowledge and belief,

(1)This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.


 Dated:  November  5,  2002

                                /s/Michael Smith
                                  Michael Smith
                          sole initial officer/director