Form 10QSB
period 2002-12-31
ESTAFF COM INC
filed 2003-01-13
CIK 1089100

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number:  000-31467

                For the quarterly period ended December 31, 2002

                                eStaff.com, Inc.

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

As of December 31, 2002, 27,935,000 shares of shares of Common Stock were issued and outstanding.


Transitional  Small  Business  Disclosure  Format  (check one): yes [ ]   no [X]

                          PART I: FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

     The financial statements, for the three months and nine months ended December 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

     Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                                 BALANCE SHEETS

                                                         December 31,   March 31,
                                                            2002          2002
----------------------------------------------------------------------------------
                                                         (Unaudited)
                                     ASSETS
CURRENT ASSETS

    Cash. . . . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                         ------------  ----------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . .            0           0
                                                         ------------  ----------
TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . .  $         0   $       0
                                                         ============  ==========

      LIABILITIES & STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts payable. . . . . . . . . . . . . . . . . . .  $    61,273   $  49,275
                                                         ------------  ----------
Total accounts payable. . . . . . . . . . . . . . . . .       61,273      49,275
                                                         ------------  ----------

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 100,000,000
     shares; issued and outstanding, 27,935,000 shares
     and 25,435,000 shares respectively . . . . . . . .       27,935      27,935

  Additional paid in capital. . . . . . . . . . . . . .      103,940     103,940
  Accumulated Deficit . . . . . . . . . . . . . . . . .     (193,148)   (181,150)
                                                         ------------  ----------
Total Stockholders' Equity. . . . . . . . . . . . . . .      (61,273)    (49,275)
                                                         ------------  ----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY. . . . . . . .  $         0   $       0
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

                                                  ESTAFF.COM, INC.
                                           (a Development Stage Company)
                                              STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                                        From
                                                                                                    Inception on
                                                                                                     April 21,
                                                  For the three                For the Nine         1999 through
                                             months ended December 31,   months ended December 31,  December 31,
                                                2002          2001          2002          2001          2002
-----------------------------------------------------------------------------------------------------------------
Revenues . . . . . . . . . . . . . . . . .  $    19,900   $         0   $    19,900   $         0   $    20,900
                                            ------------  ------------  ------------  ------------  ------------
General and Administrative
     Expenses. . . . . . . . . . . . . . .       11,923        34,422        31,898        60,689       164,048
                                            ------------  ------------  ------------  ------------  ------------
Net Gain (Loss) from Operations. . . . . .        7,977       (34,422)      (11,998)      (60,689)     (143,148)

Other income (expense) - Bad debt expense.          -0-            -0-          -0-            -0-      (50,000)
                                            ------------  ------------  ------------  ------------  ------------
Total other income (expense) . . . . . . .          -0-            -0-          -0-            -0-      (50,000)
                                            ------------  ------------  ------------  ------------  ------------
Net Income (Loss). . . . . . . . . . . . .  $     7,977   $   (34,422)  $   (11,998)  $   (60,689)  $  (193,148)
                                            ============  ============  ============  ============  ============
Loss per Share . . . . . . . . . . . . . .  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.00)  $     (0.01)
                                            ============  ============  ============  ============  ============
Weighted Average
    Shares Outstanding . . . . . . . . . .   27,935,000    25,990,500    27,935,000    25,712,750    25,865,350
                                            ============  ============  ============  ============  ============

  The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        From
                                                                                    Inception on
                                                                                      April 21,
                                                                 For the nine        1999 through
                                                           months ended December 31, December 31,
                                                                2002       2001          2002
-------------------------------------------------------------------------------------------------
  Net Loss . . . . . . . . . . . . . . . . . . . . . . . . .  $(11,998)  $(60,689)  $(193,148)
  Adjustments to reconcile net loss to
  net cash from operating activities:
  Stock for services . . . . . . . . . . . . . . . . . . . .         0     25,000      31,375
  Bad debt expense . . . . . . . . . . . . . . . . . . . . .         0          0      50,000
  Changes in operating assets and liabilities:
  Increase in bank overdrafts
  Increase in accounts payable . . . . . . . . . . . . . . .    11,998     31,190      61,273
                                                              ---------  ---------  ----------
  Net cash from operating activities . . . . . . . . . . . .         0     (4,499)    (50,500)
                                                              ---------  ---------  ----------
  Cash flow used in investing activities:
  Cash paid for note receivable-Related Party. . . . . . . .         0          0     (50,000)
                                                              ---------  ---------  ----------
  Net cash (used) by investing activities. . . . . . . . . .         0          0     (50,000)
                                                              ---------  ---------  ----------
  Cash flow from financing activities:

  Issued common stock for cash . . . . . . . . . . . . . . .         0          0     100,500
                                                              ---------  ---------  ----------
  Net cash provided by financing activities. . . . . . . . .         0          0     100,500
                                                              ---------  ---------  ----------
  Net increase (decrease) in cash. . . . . . . . . . . . . .         0     (4,499)          0
  Cash beginning of period . . . . . . . . . . . . . . . . .         0      4,499           0
                                                              ---------  ---------  ----------
  Cash end of period . . . . . . . . . . . . . . . . . . . .         0          0           0
                                                              =========  =========  ==========
  Cash Paid For:
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .  $      0   $      0   $       0
  Taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      0   $      0   $       0

  Non-cash financing activities
  During September 2001, the Company issued 2,500,000 shares of common stock for services valued at $25,000

  The accompanying notes are an integral part of these financial statements.

                                ESTAFF.COM, INC.
                          (a Development Stage Company)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                December 31, 2002


NOTES  TO  FINANCIAL  STATEMENTS

EStaff.com, Inc. ("the Company") has elected to omit substantially all footnotes to the financial statements for the period ended December 31, 2002, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the Fiscal year ended March 31, 2002.

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

                           PART II: OTHER INFORMATION

              ITEM 2. DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 (A) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. Our plan of operation is unchanged from our previous report; except that this small business issuer has delayed its launch of operations, until the end of 2002, at which time revenues are expected to begin to be a material factor. This delay has been due to Management's conclusion that recent and current market conditions are not favorable to the launch of this new business venture. We are sitting out the current period of cognitive dissonance in the financial market for funding small start-up companies. Doubt must be expressed as to the ultimate future of our continuing business plan.

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

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.  None

ITEM  3.  DEFAULTS  ON  SENIOR  SECURITIES.  None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS.  None

ITEM 5. OTHER INFORMATION. We intend to acquire, by merger and share exchange, a private Nevada Corporation, Best Computers, Inc., and to change our name to Best Computers, Inc. The acquisition would be made for the issuance of new investment shares of common stock. No progress has been made during the period since our last Quarterly Report.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

CERTIFICATION  PURSUANT  TO  18  USC  SECTION  1350


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Third Quarter, three months, and nine months ended December 31, 2002, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  January  8,  2003

                                 ESTAFF.COM, INC

                                       by

                                /s/Michael Smith
                                  Michael Smith
                          sole initial officer/director

--------------------------------------------------------------------------------

                                     EXHIBIT

                  CERTIFICATION PURSUANT TO 18 USC SECTION 1350

--------------------------------------------------------------------------------

                  CERTIFICATION PURSUANT TO 18 USC SECTION 1350


     In  connection  with  this  Quarterly  Report  on  Form  10-QSB

     Michael Smith, Officer of this Registrant Company, hereby certify(s), to the best of his knowledge and belief,

(1) This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

 Dated:  January  8,  2003

                                /s/Michael Smith
                                  Michael Smith
                          sole initial officer/director