Form 10KSB
period 2003-03-31
BEST COMPUTER SERVICES INC
filed 2003-07-15
CIK 1089100

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-31467

For the Year ended March 31, 2003

Best Computers Services, Inc.

Nevada	91-1979826

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

24843 De Prado, Suite 318, Dana Point California	92629

(Address of principal executive offices)	(Zip Code)
(949) 248-1765
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(g) of the Act: Common Stock at $0.001 par

As of March 31, 2003:

27,945,000 shares of the Registrant's Common Stock was issued/outstanding

12,935,000 shares of shares of Common Stock were held by non-affiliates.

Issuer's revenues for its most recent fiscal year end: $20,000.

formerly eStaff.com, Inc.
24843 De Prado, Suite 318, Dana Point California, 92629

Yes ☒ No ☐ (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

☐ (Indicate by check mark whether if disclosure of delinquent filers (Section 229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Transitional Small Business Disclosure Format (check one): yes ☐ no ☒

Exhibit Index is found on page 8.

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

ITEM 6. Management's Discussion and Analysis or Plan of Operation
(a) Plan of Operation
(b) Discussion and Analysis of Financial Condition and Results of Operations
(c) Future Prospects

ITEM 7. Financial Statements
(a) Audit Committee
(b) Financial Statements

ITEM 8. Changes In and Disagreements With Accountants
on Accounting and Financial Disclosure

PART III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act

ITEM 10. Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) Exhibits
(b) Form 8-K Reports
(c) Financial Statements

Introduction

This Registrant (Reporting Company) has elected to refer to itself, whenever possible, by normal English pronouns, such as "We", "Us" and "Our".

This Form 10-KSB may contain forward-looking statements. Such statements include statements concerning plans, objectives, goals, strategies, future events, results or performances, and underlying assumptions that are not statements of historical fact. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements which reflect our current views, with respect to future events or results and future financial performance. Certain words indicate forward-looking statements, words like "believe", "expect", "anticipate", "intends", "estimates", "forecast", "projects", and similar expressions.

Current market conditions are extremely hostile to development stage companies. We are such a company. Not only has investment capital become unavailable, by short-sellers are enjoying a successful opportunity and to force down the market value of many Over-The-Counter stocks, upon any announcement of progress by a company. As a result, we expect to be virtually disabled, for the present intermediate term, from developing the funding to pursue actively our business plan.

PART I

Item 1. Description of Business.

(a) (a) Organization. This Corporation eStaff.com, Inc. (formally, "the Registrant") was duly incorporated in Nevada on April 21, 1999. We elected a fiscal year ending of March 31. We have recently changed our name to Best Computer Services, Inc.

(b) Share Issuance History.

1. On April 21, 1999, 15,000,000 Founder's Shares were issued to B&V Union Technologies, Inc. , 50th Street & Elvira Mendez Street, El Ejecutivo Building, Republic of Panama, Province of Panama, and 375,000 shares were issued to two additional non-affiliate founders. These shares were issued for organizational services, valued at $5,375, all pursuant to Section 4(2) of the Securities Act of 1933. On February 6, 2002, the 15,000,000 shares (and control of our corporation) were acquired by Michael Smith (our most recent sole officer director) from B&V Union Technologies, Inc.

2. We also issued 375,000 shares, at par value to two additional founders for organizational services.

3. On June 1, 1999, we issued 10,050,000 shares of common stock to eight accredited and/or highly sophisticated investors, at $0.10 per share, pursuant to Section 4(2) of the Act.

4. On June 1, 2000, we issued 10,000 shares to our Sole Officer and Director, for organizational services valued at $1,000.00, pursuant to Section 4(2) of the Act.

5. On September 6, 2001, we issued 2,500,000 shares $0.01 per share $25,000.00, pursuant to registration, for legal and professional services.

As a result we had 27,935,000 shares of common stock issued and outstanding, and 37 holders, as of March 31, 2003, immediately preceding our acquisition of Best Computers, Inc. .

(c) Acquisition. On April 1, 2003, we acquired Best Computers, Inc. , an operating private Nevada Corporation, for 15,000,000 new investment shares of our common stock. In connection with this acquisition, 14,990,000 affiliate shares were cancelled.

The foregoing is summarized in tabular form following:

Issue #	Shares	Shares
1	15,000,000
2	375,000
3	10,050,000
4	10,000
5	2,500,000
Old Total	27,935,000	27,935,000
Acquire		15,000,000
Cancel		(14,990,000)
New Total		27,945,000

(d) Start-up Venture. We have a new business, namely the continuing business of our new subsidiary. We have accordingly changed our corporate name. This acquisition target is a start-up venture without a history of revenues. We do not expect this acquisition to impact favorably upon our financial statements immediately. We would expect to require no less than two quarters of operations to establish the viability of the business to be started, if and when the acquisition takes place. Moreover, there is no guarantee of that the new business will be launched immediately following the acquisition without an interim period of inactivity. Additionally, there is no assurance that the new business, if acquired and if launched, will be successful at all.

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

(g) Number of total employees and full-time employees. We have one Officer and Director, as of the close of this fiscal year, before the pending and current acquisition. After acquisition we have two officers and directors.

(h) Financing Plans. For more information, please see Item 6 of Part II, Management's Discussion and Analysis. We have resolved to Register all existing shares of common stock for resale, by the existing shareholders. No new shares will be issued and no proceeds will be payable to us, by virtue of this empowerment of our shareholders. No registration statement has been filed as of the date of this Report.

(i) Planned Acquisitions. There are no further planned acquisitions.

Item 2. Description of Property.

We have no property at the present time.

Item 3. Legal Proceedings..

There are no legal proceedings pending, threatened or suspected, by or against our Corporation, as of the preparation of this Report.

Item 4. Submission of Matters to a Vote of Security Holders..

None during the period of this report. On January 1, 2003, as a subsequent event, by Majority Shareholder Action, pursuant to the laws of Nevada, our shareholders

Approved the acquisition of 100% of Best Computers, Inc., proposed in the Plan of Share Exchange , dated January 1, 2003, for 15,000,000 new investment shares of common stock.

Authorized a change of the corporate name, to a substantially similar name to the name of Best Computer Services, Inc. , in the discretion of management.

Authorized the Board of Directors to Register any or all existing shares for resale, pursuant to the Securities Act of 1933.

This transaction closed effective April 1, 2003.

PART II

Item 5. Market for Common Equity and Stockholder Matters..

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

(d) Sales of Unregistered Common Stock. On January 8, 2003, we acquired Best Computers, Inc. , an operating private Nevada Corporation, for 15,000,000 new investment shares of our common stock. In connection with this acquisition, 14,990,000 affiliate shares were cancelled, by our former sole Officer Director Michael Smith. Mr. Smith retained 10,000 shares and remains on the Board of Directors.

Item 6. Management's Discussion and Analysis.

(a) Plan of Operation. We are without funding, at present. We cannot commence more than the most minimal operations without funding. Funding is not available under current market conditions. For the next twelve months, our plan is to maintain our corporate standing in Nevada and file necessary reports as required, and to begin to develop what business we can. We would estimate the maximum need for working and start up capital would not exceed a total of $200,000, at such time as we are able to justify such funding based on our initial operations. We have no present sources nor immediate expectations for such funding during the next twelve months. We are a start-up venture.

Summary of Product Research and Development . None.

Expected purchase or sale of plant and significant equipment . None.

Expected significant change in the number of employees . None at this time.

(b) Discussion and Analysis of Financial Condition and Results of Operations.

(1) Financial Condition . Our independent auditor has indicated the following material information in notes to our financial statements:

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

(2) Operations and Results for the past two fiscal years .

We recorded $20,000.00 in non-recurring revenues, our first revenues, during this fiscal year. These revenues are not deemed indicative of future performance and should not be relied upon for that purpose.
Our general expenses have been directed to our Form 10-SB (1934 Act Registration of our common stock) and our application for submission to OTCBB (Over-The-Counter Bulletin Board), and subsequent years and quarters periodic reporting. Our expenses consist and have consisted principally of legal, professional and auditing.

(c) Future Prospects. We are a start-up company with minimal operations to date. Upon achieving required funding we would begin our full-launch operation. We will engage in minimal operations for the next twelve months.

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

Item 7. Financial Statements..

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

Based upon the Committee's discussions, and review, of the foregoing, the Committee recommended that our audited financial statements in our Annual Report on Form 10-KSB for the year ended March 31, 2003 be included and filed with the Securities and Exchange Commission.

(b) Financial Statements. Audited Financial Statements for years ended March 31, 2003, 2002, and from inception, are provided as Exhibit AFK-03, attached hereto, filed herewith and incorporated herein by this reference as though fully set forth herein.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..

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

Mr. Micheal Smith is an Architect. From 1987 to present he has been the sole proprietor of Michael A. Smith, Architecture & Planning. From 1979 to 1986, he was a partner of Smith/Cole Associates, Inc. He graduated Cum Laude from the University of Houston, Bachelor of Architecture, in 1974 and practiced his profession continuously since 1975. From 1967 to 1969, he served in the United States Army, 1st Lieutenant, Infantry, Airborne, Ranger, Intelligence. Following Reserve service he was honorably discharged in 1980. In the past three years he has designed and produced documents for over thirty homes, and participated in the development of condominiums, townhouses and apartment projects, constituting more than 20,000 units, in New Mexico, Florida, North Carolina, Oklahoma, Ohio, Virginia and throughout Texas.

Curtis Wade Fox, age 35, is our new Officer and Director. Mr. Fox has over 10 years of computer related experience, including 5 years of computer networking. In 1997 he became a Microsoft Certified Systems Engineer. From 1994 to 1998 Mr. Fox he was employed by CS Marketing where he set-up and maintained computers as well as created marketing and advertising for over 100 agents. From 1998 to 2000 Mr. Fox was employed by PTD Inc., responsible for the computer networking and maintenance. Since early 2000 he has managed the operations of Best Computers, a company that provides services such as complete PC repair, set-up, maintenance, and troubleshooting in both personal and/or networking environments. The company as provides software, hardware and peripheral installations. He attended MaCome Community College in Mount Clemens Michigan where he studied business management. Mr. Fox is an officer and director of Electronic Corporate Filing Service, Inc.

Item 10. Executive Compensation.

		Annual Compensation			Awards		Payouts

a Name and Principal Position	b Year	c Salary ($)	d Bonus ($)	e Other Annual Compen-sation ($)	f Restric-ted Stock Awards ($)	g Securi-ties Under- lying Options SARs (#)	h LTIP Payouts ($)	i All Other Compen-sation ($)
Curtis Fox New President/CEO	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2000	0	0	0	0	0	0	0
Michael Smith retiring President/CEO	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2001	0	0	0	0	0	0	0
Tarja Morado formerly President/CEO	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0
	2000	0	0	0	1,000	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management..

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

COMMON STOCK
Name and Address of Beneficial Owner	Actual Ownership	%
Michael Smith, Continuig Director 8115 North Van Houten Portland OR 97203	10,000	0.04
Curtis Wade Fox 22226 Caminito Tasquillo Laguna Hills CA 92653	15,000,000	53.68
All Officers and Directors as a Group	15,010,000	53.71
(All Affiliates)	(15,010,000)
Total Shares Issued and Outstanding	27,945,000	100.00
Indicated Total Non-Affiliates	12,935,000	46.29
Carol Jean Gehlke, Trustee Carol Jean Gehlke Living Trust dtd 2/11/93 210 Lille Lane #317 Newport Beach CA 92663-2694	2,500,000	8.95
Brian Hall #8 Emeraude Way Aliso Viejo CA 92656	1,500,000	5.37
Thomas Felber Linda Felber 1950 Oak Hills Dr. Colorado Springs CO 80919	2,500,000	8.95
Total Other 5% Owners	6,500,000	23.26

Item 12. Certain Relationships and Related Transactions.

On January 1, 2003, we approved an acquisition of Best Computers, Inc. , a private Nevada corporation previously wholly-owned by Curtis Fox, who is now to be our President, one of two Directors, and our controlling shareholder. We issued Mr. Fox 15,000,000 new investment shares for 100% of his company, pursuant to a Plan of Share Exchange of that date. The acquisition closed April 1, 2003. In connection with that acquisition, our former controlling shareholder, Mr. Smith cancelled 14,990,000 of his former 15,000,000 shares. As a part of that program of acquisition, we are to change our corporate name to Best Computer Services, Inc. Mr. Fox has joined Mr. Smith on our Board of Directors.

ITEM 13. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based upon an evaluation under supervision and with the participation of our management, as of a date within 90 days of the filing date of this Annual Report on form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed (in reports that we file or submit under that Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Accounting. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation. There wee no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon the assumptions about the likelihood of future events, and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Item 14. Attachments, Exhibits, Reports on Form 8-K, and Financial Statements.

The following exhibits may be found as exhibits to our Form 10-SB, as exhibit number as listed.

(3.1) Articles of Incorporation

(3.2) By-Laws

(a) Exhibit A. Certification Pursuant to 18 USC Section 1350

(b) Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350,

(c) Form 8-K Reports. None.

(b) Financial Statements. Audited Financial Statements for the years ended March 31, 2003, and 2002, and from inception. Please see Attachment AFK-03.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

Best Computers Services, Inc.
Dated: June 4, 2003.

by
/s/Curtis Fox	/s/Michael Smith
Curtis Fox President/Director	Michael Smith Secretary/Director

Exhibit A

CERITIFICATION PURSUANT TO 18 USC SECTION 1350

10

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

 CERTIFICATION OF CUSTODIAN

 In connection with the Annual Report of 10-KSB , Best Computers Services Inc. , a Nevada corporation (the "Company"), on 10-KSB for the year ended March 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis Fox , President of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material   respects, the financial condition and results of operations of the Company.

Dated: June 4, 2003

   /s/ Curtis Fox
        Curtis Fox

Exhibit 99.1

Section 302 Certification

12

    CERTIFICATIONS PURSUANT TO SECTION 302

I, Curtis Fox , certify that:

1. I have reviewed this Annual report on Form 10-KSB of Best Computers Services, Inc. ;

2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 4, 2003
/s/ Curtis Fox
Curtis Fox

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)

(A Development Stage Company)

Financial Statements

March 31, 2003 and 2002

14

CONTENTS

Independent Auditors’ Report

Balance Sheet

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to the Financial Statements

15

Independent Auditors' Report

To the Board of Directors
and Stockholders of
eStaff.com, Inc.

We have audited the accompanying balance sheets of eStaff.com, Inc. (a development stage company) (a Nevada corporation) as of March 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended and from inception on April 21, 1999 through March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eStaff.com, Inc. as of March 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and from inception on April 21, 1999 through March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Chisholm & Associates
Chisholm & Associates
North Salt Lake, Utah
May 22, 2003

16

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)
(A Development Stage Company)
Balance Sheets

	March 31,	March 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$79,865	$49,275

Total Current Liabilities	79,865	49,275

STOCKHOLDERS’ EQUITY:

Common stock, par value $.001; 100,000,000
shares authorized, 27,935,000
shares issued and outstanding	27,935	27,935
Additional paid-in capital	103,940	103,940
Deficit accumulated during the development stage	(211,740)	(181,150)

Total Stockholders’ Equity	(79,865)	(49,275)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-	$-

The accompaning notes are an integral part of these financial statements

17

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)
(A Development Stage Company)
Statements of Operations

			From
			Inception on
	For the Year	For the Year	April 21,
	Ended	Ended	1999 to
	March 31	March 31	March 31
	2003	2002	2003
REVENUE:	$20,000	$-	$21,000

EXPENSES:
General & administrative	50,590	78,774	182,740

Total expenses	50,590	78,774	182,740

OPERATING INCOME (LOSS)	(30,590)	(78,774)	(161,740)

OTHER INCOME (EXPENSE):
Bad debt expense	-	-	(50,000)

Total other income (expense)	-	-	(50,000)

NET INCOME (LOSS)	$(30,590)	$(78,774)	$(211,740)

NET INCOME (LOSS) PER SHARE	$(.00)	$(.00)	$(.01)

WEIGHTED AVERAGE
OUTSTANDING SHARES	27,935,000	26,804,863	24,204,878

The accompaning notes are an integral part of these financial statements

18

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity
For the Period April 21, 1999 (Inception)
through March 31, 2003

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage

Balance at inception April 21, 1999	-	$-	$-	$-

Common stock issued for services at $.00035	15,375,000	15,375	(10,000)	-

Common stock issued for cash at $.01 per share	10,050,000	10,050	90,450	-

Net loss for the year ended
March 31, 2000	-	-	-	(51,376)

Balance March 31, 2000	25,425,000	25,425	80,450	(51,376)

Common stock issued for services at $.10 per share	10,000	10	990	-

Net loss for the year ended	-	-	-	(51,000)
March 31, 2001

Balance March 31, 2001	25,435,000	$25,435	$81,440	$(102,376)

Common stock issued for services at $.01 per share	2,500,000	2,500	22,500	-

Net loss for the year ended
March 31, 2002	-	-	-	(78,774)

Balance March 31, 2002	27,935,000	27,935	103,940	(181,150)

Net loss for the year ended
March 31, 2003	-	-	-	(30,590)

Balance March 31, 2003	27,935,000	$27,935	$103,940	$(211,740)

The accompaning notes are an integral part of these financial statements.

19

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception
	For the Year	For the Year	April 21,
	Ended	Ended	1999 to
	March 31	March 31	March 31
	2003	2002	2003
CASH FLOW USED BY OPERATIONS:
Net Loss	$(30,590)	$(78,774)	$(211,740)
Adjustment to reconcile net loss to
net cash used by Operations:
Stock issued for services	-	25,000	31,375
Bad debt expense	-	-	50,000
Changes in operating assets and liabilities:
Increase (Decrease) in accounts payable	30,590	49,275	79,865

Net Cash Flows Used in
Operating Activities	-	(4,499)	(50,500)

CASH FLOW USED BY OPERATIONS:
Cash paid for Note Receivable	-	-	(50,000)

CASH FLOW USED BY OPERATIONS:
Shares issued for cash	-	-	100,500

NET INCREASE (DECREASE) IN CASH	-	(4,499)	-

CASH AT BEGINNING YEAR	-	4,499	-

CASH AT END OF YEAR	$-	$-	$-

Supplemental Cash Flow Information:
Cash Paid for:
Interest	$-	$-	$-
Taxes	$-	$-	$-

Non-Cash Financing Activities
   During June 2000, the Company issued 10,000 shares of common stock for services valued at $1,000.

   During September 2001, the Company issued 2,500,000 shares of common stock for services valued at $25,000.

20

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003 and 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

   a. Organization

     EStaff.com, Inc. (“the Company”) was incorporated under the laws of the State of Nevada on April 21, 1999. The Company was formed to provide communication services and resources over the internet. The Company is currently focusing on raising capital to develop its operations.

   b. Accounting Method

The Company recognizes income and expenses on the accrual basis of accounting. The Company has chosen a fiscal year end of March 31.

   c. Earnings (Loss) Per Share

The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

			From
			Inception on
	For the Years Ended		April 12,
	March 31,	March 31,	1999 Through
	2003	2002	2003
Numerator - loss	$(30,590)	$(78,774)	$(211,740)

Denominator - weighted average
of shares outstanding	27,935,000	26,804,863	24,204,878

Loss per share	$(0.00)	$(0.00)	$(0.01)

   d. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

21

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003 and 2002

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued)

   e. Provision for Income Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $211,740 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2021. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater change the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at March 31, 2003 and 2002:

	March 31,	March 31,
	2003	2002
Deferred tax asset:
NOL carrryforward	$72,000	$61,500
Valuation allowance	(72,000)	(61,500)

Total	$-	$-

   f. Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. In these financial statements, assets, liabilities and expenses involve extensive reliance on management’s estimates. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has few assets and no operations and is dependent upon raising capital to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise capital in order to define their business operations, thus creating necessary operating revenue .

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Accounting Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations in order to generate significant revenues.

22

Best Computers Services, Inc.
 (formerly eStaff.com, Inc.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003 and 2002

NOTE 4 - COMMON STOCK

During June 2000, the Company issued 10,000 shares of common stock for services valued at $.10 per share (or $10,000).

   During September 2001, the Company issued 2,500,000 shares of common stock for services valued at $.01 per share (or $25,000).

NOTE 5 - SUBSEQUENT EVENT

   In April 2003 the Company issued 15,000,000 shares of common stock to Best Computers, Inc. in exchange for all of the outstanding capital stock of Best Computers, Inc. Best Computers shall become a wholly owned subsidiary. Immediate upon or prior to closing the company shall cancel 14,990,000 shares of its common stock and shall have no more than 12,945,000 issued and outstanding, before the issuance of the new shares. Immediately upon the closing, the company shall issue 15,000,000 new investment shares. The merger was recorded as a reverse merger, with Best Computers, Inc. being the accounting survivor. A reverse merger adjustment will be made to the books of the company to reflect the change in capital to that of estaff.com, Inc.

23