Form 10QSB
period 2003-06-30
BEST COMPUTER SERVICES INC
filed 2003-08-14
CIK 1089100

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31467

For the quarterly period ended June 30, 2003

Best Computer Services, Inc.
formerly
eStaff.com, Inc.

Nevada	91-1979826

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

26842 Salinas Lane, Mission Viejo, CA	92691

(Address of principal executive offices)	(Zip Code)
(949) 215-0389
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of June 30, 2003, 27,945,000 shares of shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes [ ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended June 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

Page - 1

PART II: OTHER INFORMATION

Item 2. Discussion and Analysis or Plan of Operation .

( a ) Plan of Operation for the next twelve months . Our plan of operation is unchanged from our previous annual report. We have not launched operations, due to Management's conclusion that recent and current market conditions are not favorable to the launch of this new business venture. We are sitting out the current period of cognitive dissonance in the financial market for funding small start-up companies. Doubt must be expressed as to the ultimate future of our start-up business plan.

( b ) Discussion and Analysis of Financial Condition and Results of Operations . We enjoyed no revenues during the period covered by this report. Our expenses during this period represent corporate maintenance, legal and professional fees. There can be no assurance that we will be successful in raising capital through private placements or otherwise, at any time. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders . None

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Certifications Pursuant to Section 302

Exhibit 32. Certification Pursuant to 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the First Quarter, three months ended June 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: August 14, 2003

Best Computer Services, Inc.
formerly
eStaff.com, Inc.

by
/s/Curtis Fox
Curtis Fox
President/Secretary/Treasurer/Director

Page - 2

Exhibit 31

Section 302 Certification

Page - 3

   CERTIFICATIONS PURSUANT TO SECTION 302

I, Curtis Fox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Best Computer Services, Inc. , formerly eStaff.com, Inc. ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 14, 2003

Best Computer Services Inc.

by

/s/Curtis Fox
Curtis Fox
President/Secretary/Treasurer/Director

Page - 4

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 5

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with the Quarterly Report of Best Computer Services, Inc. , formerly eStaff.com, Inc. , a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis Fox, President of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1)    This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Dated: August 14, 2003

Best Computer Services Inc.

by

/s/Curtis Fox
Curtis Fox
President/Secretary/Treasurer/Director

Page - 6

Best Computers, Inc.

(formerly eStaff.com, Inc.)

Financial Statements

June 30, 2003

Page - 7

Best Computers, Inc.
(formerly eStaff.com, Inc.)
Balance Sheets

	June 30,	March 31,
	2003	2003

ASSETS	(Unaudited)
Current Assets
Cash	$50	$-

Total Current Assets	50	-

Property & Equipment, Net	-	-

Total Assets	$50	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$89,014	$79,865

Total Current Liabilities	89,014	79,865

Total Liabilities	89,014	79,865

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
27,935,000 and 27,945,000 shares issued and outstanding respectively	27,945	27,935
Additional Paid in Capital	103,930	103,940
Accumulated Deficit	(220,889)	(211,740)

Total Stockholders' Equity	(89,014)	(79,865)

Total Liabilities and Stockholders' Equity	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 8

Best Computers, Inc.
(formerly eStaff.com, Inc.)
Statements of Operations
(Unaudited)

	For the three	For the three	From Inception
	months ended	months ended	on April 21, 1999
	June 30,	June 30,	thru June 30,
	2003	2002	2003

Revenues	$-	$-	$21,000

Operating Expenses
General & Administrative	9,149	6,853	191,889

Total Operating Expenses	9,149	6,853	191,889

Operating Income (Loss) before discontinued operations	(9,149)	(6,853)	(170,889)

(Loss) from discontinued operations	-	-	-
(Loss) from disposal of discontinued operations	-	-	-

Net (loss) from operations	(9,149)	(6,853)	(170,889)

Other Income (Expense)
Impairment Loss			-
Bad debt expense	-	-	(50,000)
Interest Expense	-	-	-

Total Other Income (Expense)	-	-	(50,000)

Net Income (Loss)	$(9,149)	$(6,853)	$(220,889)

Net Income (Loss) Per Share	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding	27,945,000	27,935,000	26,238,684

The accompanying notes are an integral part of these financial statements.

Page - 9

Best Computers, Inc.
(formerly eStaff.com, Inc.)
Statements of Cash Flows
(Unaudited)

				From inception
	For the three months ended			on April 21, 1999
	June 30,			June 30,
	2003		2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(9,149)		$(6,853)	$(220,889)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-		-	50,000
Stock Issued for Services	-		-	31,375
Change in Assets and Liabilities	-		-	-
(Increase) in Accounts Payable -related	-		-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	9,149		6,853	89,014

Net Cash Provided(Used) by Operating Activities	-		-	(50,500)

Cash Flows from Investing Activities
Cash paid for Accounts Receivable	-		-	(50,000)

Net Cash Provided (Used) by Investing Activities	-		-	(50,000)

Cash Flows from Financing Activities
Cash received from notes payable	-		-	-
Cash received from subscription receivable	-		-	-
Cash received from spin-off	-		-	-
Common stock issued for cash	-		-	100,500

Net Cash Provided(Used) by Financing Activities	-		-	100,500

Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents at Beginning of Period	144		8,925	-

Cash and Cash Equivalents at End of Period	144		8,925	$-

Cash Paid For:
Interest	$-		$-	$-

Income Taxes	$-	$	$ -	$-

The accompanying notes are an integral part of these financial statements.

Page - 10

Best Computers, Inc.
(formerly eStaff.com, Inc.)
Notes to the Financial Statements
June 30, 2003

GENERAL

Best Computers, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended June 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended March 31, 2003.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

Page - 11