Form 10QSB
period 2003-09-30
BEST COMPUTERS SERVICES INC
filed 2003-11-13
CIK 1089100

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31467

For the quarterly period ended September 30, 2002

Best Computers Services, Inc.
formerly
eStaff.com, Inc.

Nevada	91-1979826

(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

26842 Salinas Lane, Mission Viejo CA	92691

(Address of principal executive offices)	(Zip Code)
(949) 215-0389
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of September 30, 2003, 27,935,000 shares of shares of Common Stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): yes [  ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months and six months ended September 30, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

Page - 1

Best Computers Services, Inc.
(formerly Estaff.com, Inc.)

Financial Statements

September 30, 2003

Page - 2

Best Computers Services, Inc.
(formerly Estaff.com, Inc.)
(a Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2003	2003
ASSETS	(Unaudited)
Current Assets
Cash	$85	$-

Total Current Assets	$85	-

Property & Equipment, Net	-	-

Total Assets	$85	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$102,883	$79,865

Total Current Liabilities	$102,883	79,865

Total Liabilities	$102,883	79,865

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
27,935,000 and 27,935,000 shares issued and outstanding respectively	27,935	27,935
Additional Paid in Capital	103,940	103,940
Accumulated Deficit	(234,673)	(211,740)

Total Stockholders' Equity	(102,798)	(79,865)

Total Liabilities and Stockholders' Equity	$85	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

Best Computers Services, Inc.
(formerly Estaff.com, Inc.)
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the three	For the three	For the six	For the six	From Inception
	months ended	months ended	months ended	months ended	on April 21, 1999
	September 30,	September 30,	September 30,	September 30,	thru September 30,
	2003	2002	2003	2002	2003

Revenues	$ -	$ -	$ -	$ -	$ 21,000

Operating Expenses
General & Administrative	9,214	13,122	18,363	19,975	201,103

Total Operating Expenses	9,214	13,122	18,363	19,975	201,103

Operating Income (Loss) before discontinued operations	(9,214)	(13,122)	(18,363)	(19,975)	(180,103)

(Loss) from discontinued operations	-	-	-	-	-
(Loss) from disposal of discontinued operations	-	-	-	-	-

Net (loss) from operations	(9,214)	(13,122)	(18,363)	(19,975)	(180,103)

Other Income (Expense)
Impairment Loss					-
Bad debt expense	-	-	-	-	(50,000)
Interest Expense	(4,570)	-	(4,570)	-	(4,570)

Total Other Income (Expense)	(4,570)	-	(4,570)	-	(54,570)

Net Income (Loss)	$ (13,785)	$ (13,122)	$ (22,933)	$ (19,975)	$(234,673)

Net Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding	27,945,000	27,935,000	27,935,000	27,935,000	26,238,684

The accompanying notes are an integral part of these financial statements.

Page - 4

Best Computers Services, Inc.
(formerly Estaff.com, Inc.)
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
	For the six months ended		on April 21, 1999
	September 30,		June 30,
	2003	2002	2003

Cash Flows from Operating Activities

Net Income (Loss)	$(22,933)	$(19,975)	$(234,673)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Bad debt expense	-	-	50,000
Stock Issued for Services	-	-	31,375
Change in Assets and Liabilities	-	-	-
(Increase) in Accounts Payable -related	-	-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	22,933	19,975	102,798

Net Cash Provided(Used) by Operating Activities	-	-	(50,500)

Cash Flows from Investing Activities
Cash paid for Accounts Receivable	-	-	(50,000)

Net Cash Provided (Used) by Investing Activities	-	-	(50,000)

Cash Flows from Financing Activities
Cash received from related party	85	-	85
Cash received from subscription receivable	-	-	-
Cash received from spin-off	-	-	-
Common stock issued for cash	-	-	100,500

Net Cash Provided(Used) by Financing Activities	85	-	100,585

Increase (Decrease) in Cash	85	-	85

Cash and Cash Equivalents at Beginning of Period	-	-	-

Cash and Cash Equivalents at End of Period	$85	$-	$85

Cash Paid For:
Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

Best Computers Services, Inc.
(formerly Estaff.com, Inc.)
Notes to the Financial Statements
September 30, 2003

GENERAL

Best Computers Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended September 30, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended March 31, 2003.

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

Page - 6

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

Item 5. Other Information . None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Certifications Pursuant to Section 302

Exhibit 32. Certification Pursuant to 18 USC Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Second Quarter, Six months, ended September 30, 2003, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: November 13, 2003

Best Computer Services, Inc.

by

/s/Curtis Fox
Curtis Fox
president/secretary/treasurer/director

Page - 7

Exhibit 31

Section 302 Certification

Page - 8

   CERTIFICATIONS PURSUANT TO SECTION 302

I, Curtis Fox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Best Computers Services, Inc. , formerly eStaff.com, Inc. ;

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

Dated: November 13, 2003

/s/Curtis Fox
Curtis Fox
president/secretary/treasurer/director

Page - 9

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 10

   CERTIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with the Quarterly Report of Best Computers Services, Inc. , formerly eStaff.com, Inc. , a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis Fox, President of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1)    This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)    The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Dated: November 13, 2003

/s/Curtis Fox
Curtis Fox
president/secretary/treasurer/director

Page - 11