Form 10QSB
period 2003-12-31
BEST COMPUTERS SERVICES INC
filed 2004-04-27
CIK 1089100

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31467

For the quarterly period ended December 31, 2003

Best Computers Services, Inc.
Nevada                91-1979826
(Jurisdiction of Incorporation)        (I.R.S. Employer Identification No.)

26842 Salinas Lane, Mission Viejo CA                   92691
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (949) 215-0389

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

As of December 31, 2003

27,935,000 shares of the Registrant's Common Stock was issued/outstanding

12,935,000 shares of shares of Common Stock were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): yes [   ] no [X]

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The financial statements, for the three months ended December 31, 2003, included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnotes disclosure, normally included in financial statements prepared in accordance with generally accepted accounting principles, are often condensed or omitted, in unaudited quarterly reports, pursuant to regulations which allow such omissions.

Page - 1

Best Computers Services, Inc.

Financial Statements

December 31, 2003

Page - 2

Best Computers Services, Inc.
(a Development Stage Company)
Balance Sheets

	December 31,	March 31,
	2003	2003
ASSETS	(Unaudited)
Current Assets
Cash	$52	$-

Total Current Assets	52	-

Property & Equipment, Net	-	-

Total Assets	$52	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$110,380	$79,865

Total Current Liabilities	110,380	79,865

Total Liabilities	110,380	79,865

Stockholders' Equity
Common Stock, Authorized 100,000,000 Shares of $.001 Par Value,
27,935,000 and 27,935,000 shares issued and outstanding respectively	27,935	27,935
Additional Paid in Capital	103,940	103,940
Accumulated Deficit	(242,203	(211,740)

Total Stockholders' Equity	(110,328	(79,865)

Total Liabilities and Stockholders' Equity	$52	$-

The accompanying notes are an integral part of these financial statements.

Page - 3

Best Computers Services, Inc.
(a Development Stage Company)
Statements of Operations
(Unaudited)

	For the three	For the three	For the nine		For the nine	From Inception
	months ended	months ended	months ended		months ended	on April 21, 1999
	December 31,	December 31,	December 31,		December 31,	thru December 31,
	2003	2002	2003		2002	2003

Revenues	$-	$ 19,900	$ -		$ 19,900	$ 21,000

Operating Expenses
General & Administrative	7,530	11,923	25,893		31,898	208,633

Total Operating Expenses	$7,530	$ 11,923	$25,893		$31,898	$ 208,633

Operating Income (Loss) before discontinued operations	$(7,530)	$ 7,977	$(25,893)		$(11,998)	$ (187,633)

(Loss) from discontinued operations	$-	$ -	$-		$-	$ -
(Loss) from disposal of discontinued operations	$-	$ -	$-		$-	$ -

Net (loss) from operations	$(7,530)	$ 7,977	$(25,893)		$(11,998)	$ (187,633)

Other Income (Expense)
Impairment Loss						-
Bad debt expense	$-	$ -	$-		$-	$ (50,000)
Interest Expense	-	-	(4,570)		-	(4,570)

Total Other Income (Expense)	$-	$ -	$(4,570)		$-	$ (54,570)

Net Income (Loss)	$(7,530)	$ 7,977	$(30,463)	$	$ (11,998)	$ (242,203)

Net Income (Loss) Per Share	$(0.00)	$ 0.00	$(0.00)	$	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding	$27,935,000	27,935,000	$27,935,000		$27,935,000	$ 26,238,684

The accompanying notes are an integral part of these financial statements.

Page - 4

Best Computers Services, Inc.
(a Development Stage Company)
Statements of Cash Flows
(Unaudited)

				From inception
	For the nine months ended			on April 21, 1999
	December 31,			December 31,
	2003		2002	2003
Cash Flows from Operating Activities

Net Income (Loss)	$(30,464)		$(11,998)	$(242,203)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-		-	31,375
Change in Assets and Liabilities	-		-	-
(Increase) in Accounts Payable -related	-		-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	30,464		11,998	110,328

Net Cash Provided(Used) by Operating Activities	0		-	(100,500)

Cash Flows from Investing Activities

Net Cash Provided (Used) by Investing Activities	-		-	-

Cash Flows from Financing Activities
Cash received from related party	85		-	85
Cash received from subscription receivable	-		-	-
Cash received from spin-off	-		-	-
Common stock issued for cash	-		-	100,500

Net Cash Provided(Used) by Financing Activities	85		-	100,585

Increase (Decrease) in Cash	(33)		-	(33)

Cash and Cash Equivalents at Beginning of Period	85		-	85

Cash and Cash Equivalents at End of Period	52		-	$52

Cash Paid For:
Interest	$-		$-	$-

Income Taxes		$	$ -	$-

The accompanying notes are an integral part of these financial statements.

Page - 5

Best Computers Services, Inc.
Notes to the Financial Statements
December 31, 2003

GENERAL

Best Computers Services, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended December 31, 2003 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended March 31, 2003.

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

REVERSE ACQUISITION

Effective April 1, 2003, the Company acquired Best Computers, Inc., a Nevada Corporation, for 15,000,000 new investment shares of Common Stock. In connection with this acquisition, 15,000,000 shares were cancelled and the total shares issued and outstanding prior to and post acquisition was 27,935,000. Pursuant to the acquisition, the Company changed its name from EStaff.com, Inc. to Best Computers, Inc.

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

(b) Discussion and Analysis of Financial Condition and Results of Operations. We enjoyed no revenues during the period covered by this report. Our expenses during this period represent corporate maintenance, legal and professional fees. Last year we enjoyed a one time non-recurring revenue for special constuling services. There can be no assurance that we will be successful in raising capital through private placements or otherwise, at any time. Even if we are successful in raising capital through the sources specified, there can be no assurances that any such financing would be available in a timely manner or on terms acceptable to us and our current shareholders. Additional equity financing could be dilutive to our then existing shareholders, and any debt financing could involve restrictive covenants with respect to future capital raising activities and other financial and operational matters.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings. None

Item 2. Changes in Securities. None

Item 3. Defaults on Senior Securities. None

Item 4. Submission of Matters to Vote of Security Holders. None

Item 5. Other Information. None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 31. Certifications Pursuant to Section 302

Exhibit 32. Certification Pursuant to 18 USC Section 1350

See Forms 8-K filed 2/13/04 and 8-K-A filed 3/2/04, dealing with our Auditor's, Todd Chisholm's joining in firm of Chisholm, Bierwolf and Nilson, without interruption of continuity, and without and dispute or disagreement about any matter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Third Quarter, three months, ended December 31, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: April 27, 2004

Best Computer Services, Inc.

by

/s/Curtis Fox
Curtis Fox
president/secretary/treasurer/director

Page - 7

Exhibit 31

Section 302 Certification

Page - 8

 CERTIFICATIONS PURSUANT TO SECTION 302
   I, Curtis Fox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Best Computers Services, Inc., formerly eStaff.com, Inc.;

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

Dated: April 27, 2004

/s/Curtis Fox
Curtis Fox
president/secretary/treasurer/director

Page - 9

Exhibit 32

CERTIFICATION PURSUANT TO 18 USC SECTION 1350

Page - 10

  CERTIFICATION PURSUANT TO 18 USC SECTION 1350

In connection with the Quarterly Report of Best Computers Services, Inc., formerly eStaff.com, Inc., a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ended December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Curtis Fox, President of the Company, certify, pursuant to 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to my knowledge:

(1)   This report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this report fairly presents, in all material aspects, the financial condition and results of operations of this Registrant Company.

Dated: April 27, 2004

/s/Curtis Fox
Curtis Fox
president/secretary/treasurer/director

Page - 11